Form 10-Q
period 1996-03-31
AMERICAN RE CORP
filed 1996-05-10
CIK 889217

================================================================================

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549



                                       FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended March 31, 1996, or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______.

For the Quarter Ended March 31, 1996             Commission file number 1-11688
                      --------------                                    -------


                                American Re Corporation
                (Exact name of registrant as specified in its charter)



              Delaware                                         13-3672116
      -------------------------------                       ------------------
      (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                       Identification No.)

          555 College Road East
     Princeton, New Jersey                                      08543-5241
- - ----------------------------------------                       -------------
(Address of principal executive offices)                        (zip code)


                                  -----------------

Registrant's telephone number, including area code:  (609) 243-4200
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       --   --

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


Common Stock -$.01 par value                                   47,269,547
- - ----------------------------                                  -----------
    Description of Class                                   Shares Outstanding
                                                           as of March 29, 1996

                                  Index To Form 10-Q


PART I      FINANCIAL INFORMATION

      Item 1 -
                                                                           Page
            Consolidated balance sheets at March 31, 1996 (unaudited), and December 31, 1995....................................  1

            Consolidated statements of income for the three-month
                 periods ended March 31, 1996, and 1995 (unaudited).......  2

            Consolidated statements of cash flows for the three-month
                 periods ended March 31, 1996, and 1995 (unaudited).......  3

            Notes to consolidated interim financial statements............  4

      Item 2 -

            Management's discussion and analysis of
                 the Company's Results of Operations and Financial
                 Condition................................................. 6


PART II     OTHER INFORMATION............................................. 10

================================================================================
PART I.  FINANCIAL INFORMATION
================================================================================
                    AMERICAN RE CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 (Dollars in millions, except per share amounts)

                                                                         (unaudited)
  Assets:                                                              March 31, 1996      December 31, 1995
                                                                    -------------------------------------------
  Investments
    Fixed Maturities
       Bonds held to maturity, at amortized cost (fair value:
          March 31, 1996 - $72.8; December 31, 1995 - $74.6).........  $      73.0           $     71.8
       Bonds available for sale, at fair value (amortized cost:
          March 31, 1996 - $3,579.4;  December 31, 1995 - $3,422.7)..      3,602.6              3,520.2
       Preferred stock available for sale, at fair value (amortized
          cost: March 31, 1996 and December 31, 1995 - $43.6)........         43.6                 43.6
    Equity securities available for sale, at fair value (cost:  March
          1996 - $8.9 and December 31, 1995 - $8.7)..................         20.4                 19.6
    Other invested assets............................................          7.8                  8.1
  Cash and cash equivalents..........................................        299.0                294.2
                                                                       -----------------------------------
           Total investments and cash................................      4,046.4              3,957.5
  Accrued investment income..........................................         58.2                 67.0
  Premiums and other receivables ....................................        659.6                597.0
  Deferred policy acquisition costs..................................        260.8                235.2
  Reinsurance recoverables on paid and unpaid losses.................      2,064.7              2,025.5
  Funds held by ceding companies.....................................        231.5                264.5
  Prepaid reinsurance premiums.......................................        135.1                 90.2
  Deferred federal income taxes......................................         68.2                 54.0
  Deferred financing fees............................................         26.2                 26.7
  Goodwill ..........................................................         86.9                 87.5
  Other assets.......................................................        382.7                409.3
                                                                          --------------------------------
           Total assets..............................................  $   8,020.3           $  7,814.4
                                                                       ===================================
  Liabilities:
  Loss and loss adjustment expense reserves..........................      4,790.8              4,790.0
  Unearned premium reserve...........................................      1,000.2                858.6
                                                                       -----------------------------------
           Total insurance reserves..................................      5,791.0              5,648.6
  Loss balances payable..............................................        113.9                112.6
  Funds held under reinsurance treaties..............................        253.2                222.1
  Senior bank debt...................................................         75.0                 75.0
  Senior subordinated debt...........................................        450.0                450.0
  Other liabilities..................................................        257.0                221.5
                                                                          --------------------------------
           Total liabilities.........................................      6,940.1              6,729.8
                                                                       -----------------------------------
  Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding as all of its assets Junior Subordinated
   Debentures                                                                237.5                237.5
  Stockholders' Equity:                                                 -----------------------------------
  Common stock, par value: $0.01 per share; authorized:
      125,000,000 shares; issued and outstanding:  March 31, 1996 and
      December 31, 1995 - 47,269,547 and 47,051,741 shares,
      respectively...................................................          0.5                  0.5
  Additional paid-in capital.........................................        715.3                710.5
  Retained earnings..................................................        132.6                 87.3
  Net unrealized appreciation (depreciation) of investments..........         22.9                 71.0
  Net unrealized loss on foreign exchange............................        (28.6)               (22.2)
                                                                        ----------------------------------
           Total stockholders' equity................................        842.7                847.1
                                                                        ----------------------------------
           Total liabilities, Company-obligated mandatorily redeemable preferred securities of subsidiary trust and
              stockholders' equity...................................  $   8,020.3           $  7,814.4
                                                                       ===================================

  See accompanying notes to consolidated interim financial statements.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                        Consolidated Statements of Income
                 (Dollars in millions, except per share amounts)
                                   (unaudited)

                                                                        Three-month period ended March 31,
                                                                        1996                1995
                                                               ---------------------------------------
    Revenue:
       Premiums written...................................         $      513.1       $    434.8
       Change in unearned premium reserve.................                (97.0)           (40.0)
                                                               ---------------------------------------
           Premiums earned................................                416.1            394.8
       Net investment income..............................                 59.1             51.7
       Net realized capital gains ........................                  2.1              0.6
       Other income.......................................                 11.3              8.0
                                                               ---------------------------------------
           Total revenue..................................                488.6            455.1
                                                               ---------------------------------------
    Losses and expenses:
       Losses and loss adjustment expenses................                276.7            265.4
       Commission expense.................................                 74.5             79.4
       Operating expense..................................                 32.8             32.8
       Interest expense...................................                 13.7             16.0
       Other expense......................................                 18.1             14.4
                                                               ---------------------------------------
           Total losses and expenses......................                415.8            408.0
                                                               ---------------------------------------
           Income before income taxes and distributions on
              preferred securities of subsidiary trust....                 72.8             47.1
       Federal and foreign income taxes...................                 20.4             11.9
                                                               ---------------------------------------
           Income before distributions on preferred
              securities of subsidiary trust..............                 52.4             35.2
       Distributions on preferred securities of subsidiary
         trust, net of applicable income tax of $1.7......                 (3.3)             ---
                                                               ---------------------------------------
           Net income to common stockholders..............         $       49.1       $     35.2
                                                               =======================================

    Primary earnings per share:
           Net income per common share....................         $       1.01      $     0.73
                                                               =======================================

    Weighed average shares and common stock equivalents
      outstanding.........................................                 48.9             48.6
                                                               =======================================

   See accompanying notes to consolidated interim financial statements.

                               Consolidated Statements of Cash Flows
                                       (Dollars in millions)
                                            (unaudited)

                                                                   Three-month period ended March 31,
                                                                           1996               1995
                                                                   -------------------- ---------------

  Cash Flows From Operating Activities:
     Net income..................................................  $      49.1          $      35.2
     Adjustments to reconcile net income to net cash provided by operating activities:
        Decrease in accrued investment income....................          8.8                  9.7
        Increase in premiums and other receivables...............        (62.6)               (45.5)
        Increase in deferred policy acquisition costs............        (25.6)                (6.5)
        Increase in insurance reserves...........................        142.3                202.3
        Decrease in current and deferred federal and foreign
            income tax assets....................................         55.5                 16.8
        Increase in other assets and liabilities, net............        (45.3)              (139.2)
        Depreciation expense on property and equipment...........          2.0                  2.0
        Increase in other, net...................................         (3.7)                (0.9)
                                                                    ---------------------------------
          Net cash provided by operating activities..............        120.5                 73.9
                                                                    ---------------------------------
  Cash Flows From Investing Activities:
     Investments held to maturity:
        Maturities...............................................          ---                  8.3
     Investments available for sale:
        Purchases.................................................      (563.8)              (277.4)
        Maturities...............................................        134.6                 51.6
        Sales....................................................        322.2                133.4
     Other investments:
        Purchases.................................................        (0.2)                 ---
     Cost of additions to property and equipment.................         (4.9)                (1.7)
                                                                    ---------------------------------
          Net cash used in investing activities.................        (112.1)               (85.8)
                                                                    ---------------------------------
  Cash Flows From Financing Activities:
     Repayment of senior bank debt...............................          ---                (25.0)
     Dividend to common stockholders.............................         (3.8)                (3.8)
     Other capital contributions.................................          4.8                  ---
                                                                    ---------------------------------
          Net cash provided by (used in) financing activities....          1.0                (28.8)
                                                                    ---------------------------------
  Effect of exchange rate changes on cash and cash equivalents...         (4.6)                (0.8)
                                                                    ---------------------------------
          Net increase (decrease) in cash and cash equivalents...          4.8                (41.5)
  Cash and cash equivalents, beginning of period................         294.2                280.5
                                                                    ---------------------------------
  Cash and cash equivalents, end of period.......................  $     299.0          $     239.0
                                                                   ======================================

See accompanying notes to consolidated interim financial statements.

================================================================================
                                     AMERICAN RE CORPORATION
================================================================================
                      Notes to Consolidated Interim Financial Statements
                                        March 31, 1996
                        (Dollars in millions, except per share amounts)
                                          (unaudited)


1.    Basis of Presentation
      ---------------------

      American Re Corporation ("American Re" or the "Company") primarily acts as the holding company for American Re-Insurance Company ("American Re-Insurance"), currently the third largest property and casualty reinsurance company in the United States, based on 1995 premiums written and statutory surplus. American Re-Insurance underwrites property and casualty reinsurance on a direct basis in both the domestic and international markets.

      The information for the interim periods ended March 31, 1996, and 1995, is unaudited. The interim consolidated financial statements have been prepared on the basis of generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. Intercompany accounts and transactions have been eliminated. These financial statements should be read in conjunction with the financial statements and related notes in the Company's 1995 Form 10-K.

2.    Earnings Per Share
      ------------------

      Net income per common share is determined by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during the period. Conversion of the approximately 4.6 and 3.5 million management and directors' stock options outstanding at March 31, 1996, and 1995, respectively, into additional shares of outstanding common stock was assumed, as the inclusion of common stock equivalents resulted in dilution of net income on a per share basis.

      The weighted average number of shares outstanding during the three-months ended March 31, 1996, and 1995, were 47.3 and 47.1 million, respectively. Common stock equivalents outstanding, were calculated at 1.6 million for the three-month period ended March 31, 1996, and 1.5 million for the same period in 1995, using the "treasury-stock" method for measuring the dilutive effect for the management stock options. Average market prices for the three-month periods ended March 31, 1996, and 1995, were assumed to be $40.96 and $32.38, respectively. The sums of weighted average shares and common stock equivalents outstanding for the three-month periods ended March 31, 1996, and 1995, were 48.9 million and 48.6 million, respectively.

                                  AMERICAN RE CORPORATION
                      Notes to Consolidated Interim Financial Statements
                                        March 31, 1996
                        (Dollars in millions, except per share amounts)
                                          (unaudited)


3.    Reinsurance
      -----------

      The Company reinsures certain risks to limit its exposure to catastrophes and large or unusually hazardous risks. Although reinsurance agreements contractually obligate the Company's reinsurers to reimburse it for the agreed-upon portion of its gross paid losses, they do not discharge the primary liability of the Company. The income statement amounts for premiums written, premiums earned and losses and loss adjustment expenses are net of reinsurance. Direct, assumed, ceded and net amounts for these items are as follows:

                                         Three-month period ended March 31,
                                                1996              1995
                                          ---------------------------------
         Premiums written
             Direct...................    $       3.2       $        2.0
             Assumed .................          646.6              531.6
             Ceded....................         (136.7)             (98.8)
                                          ---------------------------------
             Net......................          513.1              434.8
                                          =================================

         Premiums earned
             Direct...................            2.6                1.2
             Assumed..................          506.4              469.2
             Ceded....................          (92.9)             (75.6)
                                          ---------------------------------
             Net......................          416.1              394.8
                                          =================================

         Losses incurred
             Direct...................          (10.3)               8.3
             Assumed..................          310.3              344.1
             Ceded....................          (23.3)             (87.0)
                                          ---------------------------------
             Net......................    $     276.7       $      265.4
                                          =================================

================================================================================

================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE COMPANY'S RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1996, COMPARED WITH QUARTER ENDED MARCH 31, 1995

        The Company's net premiums written increased 18.0% to $513.1 million for the quarter ended March 31, 1996, from $434.8 million for the same period in 1995. The increase in net premiums written was attributable to a 31.7% increase in total treaty net premiums written to $424.6 million for the first quarter of 1996 from $322.4 million for the same period in 1995. Accounting for this increase was the Company's Domestic Insurance Company Operations, whose net premiums written increased 50.4% to $274.7 million for the first quarter of 1996, from $182.6 million for the same period in 1995. This growth resulted from both expanding existing business and adding new accounts. Facultative net premiums written decreased 21.3% to $88.5 million for the first quarter of 1996 from $112.4 million for the same period in 1995. Accounting for this decrease was the Company's alternative market operations, or Am-Re Managers, Inc., ("ARMI"), whose facultative net premiums written decreased 42.8% to $27.8 million for the first quarter of 1996, from $48.6 million for the same period in 1995. This decrease was primarily due to what the Company perceives as a weak pricing environment that exists in the current facultative marketplace. The Company's International Operations' net premiums written, which are included in the treaty and facultative amounts stated above, were $103.6 million or 20.2% of total net premiums written for the first quarter of 1996, compared to $116.7 million, or 26.8% of total net premiums written for the same period in 1995. This decrease was primarily due to the timing of premium flows and the non-renewal of several international finite risk treaties in the 1996 period.

        The Company's net premiums earned increased 5.4% to $416.1 million for the quarter ended March 31, 1996, from $394.8 million for the same period in 1995. The increase in premiums earned was primarily attributable to the increase in premiums written in the first quarter of 1996, partially offset by the timing of premiums earned on business in force.

        Net losses and LAE incurred increased 4.3% to $276.7 million for the quarter ended March 31, 1996, from $265.4 million for the same period in 1995. This increase was primarily attributable to the increase in earned premium exposures in the first quarter of 1996, partially offset by a decrease in losses due to adverse development from claims covering asbestos, environmental-related and other latent liabilities coverage exposures ("Latent Liability Exposures"). Due to the provision made for loss reserve strengthening for Latent Liability Exposures in the fourth quarter of 1995, the Company incurred no losses for Latent Liability Exposures in the first quarter of 1996, compared to $20.4 million for the same period in 1995.

        Underwriting expense, consisting of commission expense plus operating expense, decreased 4.5% to $107.3 million for the quarter ended March 31, 1996, from $112.3 million for the same period in 1995. This decrease was due to a 6.2% reduction of commission expense to $74.5 million for the first quarter of 1996 from $79.4 million for the same period in 1995. This reduction was partially due to an increase in writings of domestic finite risk excess of loss treaty premium. Excess of loss reinsurance generally contains no commission expenses. Operating expenses remained unchanged at $32.8 million for the first quarter of 1996 and 1995.

        The Company experienced an underwriting gain (net premiums earned minus losses and LAE incurred and underwriting expenses) of $32.2 million for the quarter ended March 31, 1996, compared to an underwriting gain of $17.2 million for the same period in 1995. The change in the underwriting result was primarily attributable to the increase in premiums earned, in addition to decreased underwriting expenses. On a GAAP basis, the Company's loss ratio decreased to 66.5% for the first quarter of 1996 from 67.2% for the same period in 1995 (which included 5.2 points for adverse development for Latent Liability Exposures), while the underwriting expense ratio decreased to 25.8% for the first quarter of 1996 from 28.4% for the same period in 1995. As a result of these decreases, the combined ratio for the quarter ended March 31, 1996, decreased to 92.3% from 95.6% for the same period in 1995.

        Pre-tax net investment income increased 14.3% to $59.1 million for the quarter ended March 31, 1996, from $51.7 million for the same period in 1995. This increase was primarily attributable to an increase in invested asset base. The Company's after-tax net investment income increased by 12.8% to $44.2 million for the quarter ended March 31, 1996, from $39.2 million for the same period in 1995.

        The Company's interest expense decreased by 14.3% to $13.7 million for the quarter ended March 31, 1996, from $16.0 million for the same period in 1995. This decrease was primarily attributable to the lower level of senior bank debt; the Company had $75.0 million outstanding at March 31, 1996, as compared to $175.0 million at March 31, 1995.

        The Company realized net capital gains of $2.1 million for the quarter ended March 31, 1996, compared to net capital gains of $0.6 million for the same period in 1995. This change was primarily due to $2.0 million in net capital gains realized on bonds sold for the first quarter of 1996, as compared to net capital gains of $0.7 on bonds sold for the same period of 1995.

        Other income increased by 41.9% to $11.3 million for the quarter ended March 31, 1996, from $8.0 million for the same period in 1995. The increase in the 1996 period was attributable to an increase in fee subsidiary revenue of $6.5 million, partially offset by a decrease in margin income from financing arrangements of $2.2 million. Other expenses increased by 26.7% to $18.1 million for the third quarter of 1996 from $14.3 million for the same period in 1995. The increase in the 1996 period was attributable to an increase in fee subsidiary expenses of $6.3 million, partially offset by a decrease of $1.9 million in the provision for the allowance for doubtful accounts.

        Income before income taxes and distributions on preferred securities increased by 54.6% to $72.8 million for the quarter ended March 31, 1996, from $47.1 million for the same period in 1995. Federal and foreign income taxes increased by 71.0% to $20.4 million for the quarter ended March 31, 1996, from $12.0 million for the same period in 1995.

        The Company recognized an after-tax charge of $3.3 million for the three-month period ended March 31, 1996, representing the Company's minority interest in the earnings of American Re Capital, a single-purpose wholly owned subsidiary trust. The charge is due to the distributions incurred by American Re Capital on the Cumulative Quarterly Income Preferred Securities ("QUIPS"). There was no comparable charge for the Company in the 1995 period.

        Net income to common stockholders increased to $49.1 million for the quarter ended March 31, 1996, from $35.2 million for the same period in 1995. Primary earnings per share to common stockholders increased to $1.01 per share for the quarter ended March 31, 1996, from $0.73 per share for the same period in 1995. There were 48.9 million weighted average shares and common stock equivalents outstanding during the first quarter of 1996, compared to 48.6 million outstanding during the same period in 1995.

FINANCIAL CONDITION

        Total consolidated assets increased by 2.6% to $8,020.3 million at March 31, 1996, from $7,814.4 million at December 31, 1995. This increase was primarily due to increases in investments and cash of $88.9 million, premiums due and other receivables of $62.6 million, and prepaid reinsurance premiums of $44.9 million.

        The total financial statement value of investments and cash increased 2.2% to $4,046.4 million at March 31, 1996, from $3,957.5 million at December 31, 1995, due to cash flows from operating activity, partially offset by a decrease in the fair value of investments held. The Company's bond and short-term investment portfolio, which represented 94.3% of the total financial statement value of cash and investments, had an average Standard and Poor's quality rating of AA+, which remained unchanged from December 31, 1995. The financial statement value of the investment portfolio at March 31, 1996, included a net increase from amortized cost to fair value of $35.2 million for debt and equity investments, compared to a net increase of $109.2 million at December 31, 1995. At March 31, 1996, the Company recognized a cumulative unrealized gain of $22.9 million due to the net adjustment to fair value on debt and equity investments, after applicable income tax effects, which was reflected as a separate component of stockholders' equity. This represents a net decrease to stockholders' equity of $48.1 million from the cumulative unrealized gain on debt and equity securities at December 31, 1995, of $71.0 million, after applicable income tax effect.

        Total consolidated liabilities increased by 3.1% to $6,940.1 million at March 31, 1996, from $6,729.8 million at December 31, 1995. This increase was primarily due to increases in unearned premium reserves of $141.6 million and funds held under reinsurance treaties of $31.1 million.

        Common stockholders' equity decreased 0.5% to $842.7 million at March 31, 1996, from $847.1 million at December 31, 1995. This decrease was primarily attributable to the net market depreciation of $48.1 million on debt and equity securities, after applicable income tax effect, and net unrealized loss on foreign exchange of $6.4 million, offset by net income of $49.1 million.

        The Company's insurance/reinsurance subsidiaries' statutory surplus increased to $1,131.5 million at March 31, 1996, from $1,109.6 million at December 31, 1995. Operating leverage, as measured by such subsidiaries' premiums-to-surplus ratio, on an annualized basis was 1.50 to 1 and 1.45 to 1 at March 31, 1996, and December 31, 1995, respectively.

        On March 29, 1996, the Company paid a cash dividend of $.08 per share on all outstanding common shares. Future dividends will be considered in conjunction with building stockholder value and will be dependent upon a number of factors, such as future financial condition, results of operation and property and casualty reinsurance market conditions.


LIQUIDITY AND CAPITAL RESOURCES

         The Company is an insurance holding company whose only material investment is in the capital stock of American Re-Insurance. The Company is dependent on dividends and tax allocation payments, primarily from American Re-Insurance, to meet its short- and long-term liquidity requirements, including its debt service obligations.

        The Company's cash flow from operations may be influenced by a variety of other factors, including cyclical changes in the property and casualty reinsurance market, insurance regulatory initiatives, and changes in general economic conditions. Liquidity requirements are met on a short- and long-term basis by funds provided by operations and from the maturity and the sale of investments. Cash provided by operations primarily consists of premiums collected, investment income, and reinsurance recoverable balances collected, less paid claims (including payments made to commute or settle reinsurance arrangements), retrocession payments, underwriting and interest expenses, QUIPS distributions, and income tax payments. Cash flows provided by operations for the Company were $120.5 million for the three month period ended March 31, 1996, up from $73.9 million for the same period in 1995. Cash flow provided by operations for the 1996 period was impacted positively by $40.0 million of recoveries of Federal income taxes previously paid, as a result of the Company's net operating loss in 1995.

        Cash and cash equivalents were $299.0 million and $294.2 million at March 31, 1996, and December 31, 1995, respectively. Cash and short-term investments are maintained for liquidity purposes and represented 7.4% of total financial statement investments and cash on both such dates. The level of cash and cash equivalents has been maintained in order to benefit from higher rates of return from longer term securities, and is influenced by the Company's investment portfolio duration targets.

================================================================================

================================================================================
PART II.  OTHER INFORMATION


                                     AMERICAN RE CORPORATION


Items 1 - 5 have been omitted as they are either inapplicable or the answer is negative.


Item 6.  Exhibits and Reports on Form 8-K

      (a) The exhibit listed in the accompanying Exhibit Index is filed as part of this report.

      (b) A report on Form 8-K was filed on February 5, 1996, pertaining to the Company's announcement on January 29, 1996, regarding an increase in its net reserves for asbestos, environmental and other latent liabilities. A report on form 8 K/A was filed on February 6, 1996, correcting an incomplete Exhibit 1.1 in the original filing.

                             AMERICAN RE CORPORATION

                                   Signatures



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AMERICAN RE CORPORATION
                                            (Registrant)




                                          /S/ James R. Fisher
                            ------------------------------------------------
                                            James R. Fisher
                                 Duly Authorized Officer, Senior Vice
                               President, Chief Financial and Accounting Officer



Dated:  May 10, 1996