Form 10-Q
period 1996-06-30
AMERICAN RE CORP
filed 1996-08-13
CIK 889217

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   --------

                                  FORM 10-Q

                                   --------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended June 30, 1996, or
                                               -------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the transition period from _______ to _______.

For the Quarter Ended June 30, 1996        Commission file number 1-11688
                      -------------                               -------

                             ------------------

                           AMERICAN RE CORPORATION
             (Exact name of registrant as specified in its charter)


                             ------------------


                   Delaware                               13-3672116
             --------------------                       --------------
          (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)               Identification No.)

         555 College Road East
         Princeton, New Jersey                           08543-5241
    -------------------------------                     ------------
    (Address of principal executive offices)             (zip code)



                             ------------------

Registrant's telephone number, including area code:  (609) 243-4200
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       -    -

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.



    Common Stock -$.01 par value                      47,284,453
    ----------------------------              ------------------------
        Description of Class                     Shares Outstanding
                                                 as of June 28, 1996

                             AMERICAN RE CORPORATION


                               Index To Form 10-Q


PART I   FINANCIAL INFORMATION

  Item 1 -
                                                                         Page
                                                                         ----
      Consolidated Balance Sheets at June 30, 1996 (unaudited),
         and December 31, 1995............................................ 1

      Consolidated Statements of Income for the Three-month and Six-month periods ended June 30, 1996, and 1995 (unaudited)................ 2

      Consolidated Statements of Cash Flows for the Six-month
         periods ended June 30, 1996, and 1995 (unaudited)................ 3

      Notes to Consolidated Interim Financial Statements.................. 4

  Item 2 -

      Management's Discussion and Analysis of
         the Company's Results of Operations and Financial Condition...... 7


PART II  OTHER INFORMATION

  Item 4 -


       Submission of Matters to a Vote of Security Holders................ 13


  Item 5 -


       Other Information.................................................. 13

                                   AMERICAN RE CORPORATION AND SUBSIDIARIES
                                        Consolidated Balance Sheets
                                (Dollars in millions, except per share amounts)


                                                                           (unaudited)
Assets:                                                                  June 30, 1996      December 31, 1995
Investments                                                            ----------------------------------------
  Fixed Maturities
     Bonds  held to  maturity,  at  amortized  cost  (fair value:
        June 30, 1996 - $74.0; December 31, 1995 - $74.6)   . . . . . . . $     74.3                 $ 71.8
     Bonds available for sale, at fair value (amortized cost:
        June 30, 1996 - $3,665.3; December 31, 1995 - $3,422.7)   . . . .    3,649.3                3,520.2
     Preferred stock available for sale, at fair value (amortized cost:
        June 30, 1996 and December 31, 1995 - $43.6)  . . . . . . . . . .       43.7                   43.6
  Equity securities available for sale, at fair value (cost:  June 30,
        1996 - $8.9 and December 31, 1995 - $8.7) . . . . . . . . . . . .       18.5                   19.6
  Other invested assets . . . . . . . . . . . . . . . . . . . . . . . . .        8.1                    8.1
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .      212.4                  294.2
                                                                          -----------------------------------
          Total investments and cash  . . . . . . . . . . . . . . . . . .    4,006.3                3,957.5
Accrued investment income . . . . . . . . . . . . . . . . . . . . . . . .       63.1                   67.0
Premiums and other receivables  . . . . . . . . . . . . . . . . . . . . .      726.7                  597.0
Deferred policy acquisition costs . . . . . . . . . . . . . . . . . . . .      268.3                  235.2
Reinsurance recoverables on paid and unpaid losses  . . . . . . . . . . .    2,075.5                2,025.5
Funds held by ceding companies  . . . . . . . . . . . . . . . . . . . . .      252.8                  264.5
Prepaid reinsurance premiums  . . . . . . . . . . . . . . . . . . . . . .      116.1                   90.2
Deferred federal income taxes . . . . . . . . . . . . . . . . . . . . . .       79.0                   54.0
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      543.5                  523.5
                                                                          -----------------------------------
          Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . $  8,131.3              $ 7,814.4
                                                                          ===================================
Liabilities:
Loss and loss adjustment expense reserves . . . . . . . . . . . . . . . . $  4,884.7              $ 4,790.0
Unearned premium reserve  . . . . . . . . . . . . . . . . . . . . . . . .      989.2                  858.6
                                                                          -----------------------------------
          Total insurance reserves  . . . . . . . . . . . . . . . . . . .    5,873.9                5,648.6
Loss balances payable . . . . . . . . . . . . . . . . . . . . . . . . . .      128.0                  112.6
Funds held under reinsurance treaties . . . . . . . . . . . . . . . . . .      273.1                  222.1
Senior bank debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       75.0                   75.0
Senior subordinated debt  . . . . . . . . . . . . . . . . . . . . . . . .      450.0                  450.0
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .      237.9                  221.5
                                                                          -----------------------------------
          Total liabilities . . . . . . . . . . . . . . . . . . . . . . .    7,037.9                6,729.8
Company-obligated mandatorily redeemable preferred
   securities of subsidiary trust holding as all of its assets

   Junior Subordinated Debentures . . . . . . . . . . . . . . . . . . . .      237.5                  237.5
                                                                          -----------------------------------
Stockholders' Equity:
Common stock, par value: $0.01 per share; authorized:
    125,000,000 shares; issued and outstanding:  June 30, 1996 and
    December 31, 1995 - 47,284,453 and 47,051,741 shares, respectively  .        0.5                    0.5
Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . .      715.4                  710.5
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . .      175.8                   87.3
Net unrealized appreciation (depreciation) of investments . . . . . . . .       (4.0)                  71.0
Net unrealized loss on foreign exchange . . . . . . . . . . . . . . . . .      (31.8)                 (22.2)
                                                                          -----------------------------------
          Total stockholders' equity  . . . . . . . . . . . . . . . . . .      855.9                  847.1
                                                                          -----------------------------------
          Total liabilities, Company-obligated mandatorily redeemable preferred securities of subsidiary trust and stockholders'
               equity   . . . . . . . . . . . . . . . . . . . . . . . . .  $ 8,131.3              $ 7,814.4
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


                                    AMERICAN RE CORPORATION AND SUBSIDIARIES
                                       Consolidated Statements of Income
                                (Dollars in millions, except per share amounts)
                                                 (unaudited)




                                                              Three-month period             Six-month period
                                                                 ended June 30,                ended June 30,
                                                              1996          1995           1996            1995
                                                           --------------------------------------------------------
  Revenue:
     Premiums written . . . . . . . . . . . . . . . . .    $  452.5      $  393.8        $ 965.5         $ 828.6
     Change in unearned premium reserve . . . . . . . .        (8.8)        (21.8)        (105.7)          (61.7)
                                                           ------------------------------------------------------
          Premiums earned . . . . . . . . . . . . . . .       443.7         372.0          859.8           766.9
     Net investment income  . . . . . . . . . . . . . .        60.8          56.6          120.0           108.3
     Net realized capital gains   . . . . . . . . . . .        (0.8)          1.5            1.2             2.1
     Other income . . . . . . . . . . . . . . . . . . .        11.8           9.4           23.1            17.3
                                                           ------------------------------------------------------
          Total revenue . . . . . . . . . . . . . . . .       515.5         439.5        1,004.1           894.6
                                                           ------------------------------------------------------
  Losses and expenses:
     Losses and loss adjustment expenses  . . . . . . .       291.9         240.0          568.6           505.4
     Commission expense . . . . . . . . . . . . . . . .        84.7          84.3          159.2           163.7
     Operating expense  . . . . . . . . . . . . . . . .        35.6          33.6           68.3            66.5
     Interest expense . . . . . . . . . . . . . . . . .        13.4          16.5           27.1            32.5
     Other expense  . . . . . . . . . . . . . . . . . .        18.3          16.2           36.4            30.5
                                                           ------------------------------------------------------
          Total losses and expenses . . . . . . . . . .       443.9         390.6          859.6           798.6
                                                           ------------------------------------------------------
          Income before income taxes and distributions
              on preferred securities of subsidiary trust      71.6          48.9          144.5            96.0
     Federal and foreign income taxes . . . . . . . . .        19.9          11.9           40.4            23.8
                                                           ------------------------------------------------------
          Income before distributions on preferred
              securities of subsidiary trust  . . . . .        51.7          37.0          104.1            72.2
     Distributions on preferred securities of subsidiary
        trust, net of applicable income tax of $1.7 and
        $3.5, respectively                                     (3.3)         ---            (6.6)            ---
                                                           ------------------------------------------------------
          Net income to common stockholders . . . . . .    $   48.4       $  37.0        $  97.5         $  72.2
                                                           ======================================================
  Primary earnings per share:
          Net income per common share . . . . . . . . .    $   0.99       $  0.76        $  2.00         $  1.49
                                                           ======================================================

  Weighed average shares and common stock
        equivalents outstanding . . . . . . . . . . . .        48.9          48.7           48.8            48.6
                                                           ======================================================



 See accompanying notes to consolidated interim financial statements.



                                      AMERICAN RE CORPORATION AND SUBSIDIARIES
                                       Consolidated Statements of Cash Flows
                                               (Dollars in millions)
                                                    (unaudited)


                                                                         Six-month period ended June 30,
                                                                            1996                1995
                                                                      ---------------------------------
 Cash Flows From Operating Activities:
    Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    97.5            $   72.2
    Adjustments to reconcile net income to net cash provided by operating activities:
       Decrease in accrued investment income . . . . . . . . . . . .         3.9                 2.2
       Increase in premiums and other receivables  . . . . . . . . .      (129.6)               (1.6)
       Increase in deferred policy acquisition costs . . . . . . . .       (33.1)              (10.3)
       Increase in insurance reserves  . . . . . . . . . . . . . . .       225.2               250.6
       Decrease in current and deferred federal and foreign
         income tax assets . . . . . . . . . . . . . . . . . . . . .        59.9                13.0
       Increase in other assets and liabilities, net . . . . . . . .       (43.8)             (136.8)
       Depreciation expense on property and equipment  . . . . . . .         3.9                 4.0
       Decrease (increase) in other, net . . . . . . . . . . . . . .        (3.1)                1.4
                                                                      ---------------------------------
         Net cash provided by operating activities . . . . . . . . .       180.8               194.7
                                                                      ---------------------------------
 Cash Flows From Investing Activities:
    Investments held to maturity:
       Maturities  . . . . . . . . . . . . . . . . . . . . . . . . .         ---                14.3
    Investments available for sale:
       Purchases   . . . . . . . . . . . . . . . . . . . . . . . . .    (1,015.7)             (734.7)
       Maturities  . . . . . . . . . . . . . . . . . . . . . . . . .       189.6               104.4
       Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . .       580.5               462.9
    Other investments:
       Purchases   . . . . . . . . . . . . . . . . . . . . . . . . .        (0.6)                ---
       Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . .         ---                 1.0
    Cost of additions to property and equipment  . . . . . . . . . .        (8.9)               (4.3)
                                                                      --------------------------------
         Net cash used in investing activities . . . . . . . . . . .      (255.1)             (156.4)
                                                                      --------------------------------
 Cash Flows From Financing Activities:
    Repayment of senior bank debt  . . . . . . . . . . . . . . . . .         ---               (50.0)
    Dividend to common stockholders  . . . . . . . . . . . . . . . .        (9.0)               (7.5)
    Other capital contributions  . . . . . . . . . . . . . . . . . .         4.9                 ---
                                                                      --------------------------------
         Net cash used in financing activities . . . . . . . . . . .        (4.1)              (57.5)
                                                                      --------------------------------
 Effect of exchange rate changes on cash and cash equivalents  . . .        (3.4)               (4.7)
                                                                      --------------------------------
         Net decrease in cash and cash equivalents . . . . . . . . .       (81.8)              (23.9)
 Cash and cash equivalents, beginning of period  . . . . . . . . . .       294.2               280.5
                                                                      --------------------------------
 Cash and cash equivalents, end of period  . . . . . . . . . . . . .     $ 212.4            $  256.6
                                                                      ================================


See accompanying notes to consolidated interim financial statements.



                                          AMERICAN RE CORPORATION
                           Notes to Consolidated Interim Financial Statements
                                             June 30, 1996
                            (Dollars in millions, except per share amounts)
                                              (unaudited)





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

      The information for the interim periods ended June 30, 1996, and 1995, is unaudited. The interim consolidated financial statements have been prepared on the basis of generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. Intercompany accounts and transactions have been eliminated. These financial statements should be read in conjunction with the financial statements and related notes in the Company's 1995 Form 10-K.

2.    Earnings Per Share
      ------------------

      Net income per common share is determined by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during the period. Conversion of the approximately 4.6 million and 3.5 million management and directors' stock options outstanding at June 30, 1996, and 1995, respectively, into additional shares of outstanding common stock was assumed, as the inclusion of common stock equivalents resulted in dilution of net income on a per share basis.

      The following amounts were used to determine net income per common share:



                                        Three-month period            Six-month period
                                          ended June 30,                 ended June 30,
       (in millions)                    1996           1995         1996            1995
                                    -------------------------------------------------------
       Weighted average
          shares outstanding   . . .    47.3           47.1        47.2            47.1

       Common stock
          equivalents outstanding  .     1.6            1.6         1.6             1.5
                                    -------------------------------------------------------
       Weighted average shares and
          common stock equivalents .    48.9           48.7        48.8            48.6
                                    =======================================================

       Average market price  . . . .   $42.77         $37.63      $41.86          $35.01
                                    =======================================================




                                         AMERICAN RE CORPORATION
                           Notes to Consolidated Interim Financial Statements
                                             June 30, 1996
                            (Dollars in millions, except per share amounts)
                                              (unaudited)




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



                                           Three-month period           Six-month period
                                             ended June 30,                ended June 30,
                                           1996         1995          1996              1995
                                        -----------------------------------------------------
              Premiums written
                  Direct  . . . . .    $   4.4     $    1.1        $    7.6        $    3.1
                  Assumed   . . . .      542.3        461.9         1,188.9           993.5
                  Ceded . . . . . .      (94.2)       (69.2)         (231.0)         (168.0)
                                        -----------------------------------------------------
                  Net . . . . . . .      452.5        393.8           965.5           828.6
                                        =====================================================
              Premiums earned
                  Direct  . . . . .        3.5          1.3             6.1             2.5
                  Assumed . . . . .      554.1        464.8         1,060.5           933.9
                  Ceded . . . . . .     (113.9)       (94.1)         (206.8)         (169.5)
                                        -----------------------------------------------------
                  Net . . . . . . .      443.7        372.0           859.8           766.9
                                        =====================================================
              Losses incurred
                  Direct  . . . . .       (0.3)         3.6           (10.6)           11.9
                  Assumed . . . . .      371.1        267.7           681.4           611.8
                  Ceded . . . . . .      (78.9)       (31.3)         (102.2)         (118.3)
                                        -----------------------------------------------------
                  Net . . . . . . .    $ 291.9     $  240.0      $    568.6        $  505.4
                                        =====================================================



                               AMERICAN RE CORPORATION
               Notes to Consolidated Interim Financial Statements
                                  June 30, 1996
                 (Dollars in millions, except per share amounts)
                                   (unaudited)




4.   Application of Accounting Standards
     -----------------------------------

     In October 1995, the FASB adopted Financial Accounting Standard No. 123, "Accounting for Stock- Based Compensation" ("FAS No. 123"). FAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity investments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock.

     FAS No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Entities electing to remain with the accounting prescribed by APB No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in FAS No. 123 had been applied. The disclosure requirements of FAS No. 123 are effective for financial statements for fiscal years beginning after December 31, 1995, but are not required for interim reporting.

     The Company has decided to continue to use the intrinsic value based method of accounting, as prescribed by APB No. 25, and the disclosures required by FAS No. 123 will be made in the 1996 report on Form 10-K. The effect on the Company's net earnings and cash flows was not material for the six-month period ended June 30, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE COMPANY'S RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1996, COMPARED WITH QUARTER ENDED JUNE 30, 1995

     The Company's net premiums written increased 14.9% to $452.5 million for the quarter ended June 30, 1996, from $393.8 million for the same period in 1995. The increase in net premiums written was attributable to a 23.1% increase in total treaty net premiums written to $325.6 million for the second quarter of 1996 from $264.4 million for the same period in 1995. Accounting for this increase was the Company's Domestic Insurance Company Operations, ("DICO"), whose treaty net premiums written increased 16.8% to $204.1 million for the second quarter of 1996, from $174.7 million for the same period in 1995, and the Company's International Operations, whose treaty net premiums written increased 38.3% to $111.6 million for the second quarter of 1996, from $80.7 million. This treaty growth resulted from both expanding existing business and adding new accounts. This increase was partially offset by a 1.9% decrease in facultative net premiums written, to $126.9 million for the second quarter of 1996 from $129.4 million for the same period in 1995.

     The Company's net premiums earned increased 19.3% to $443.7 million for the quarter ended June 30, 1996, from $372.0 million for the same period in 1995. The increase in premiums earned was primarily attributable to the increase in premiums written in the second quarter of 1996, in addition to the timing of premiums earned on business in force.

     Net losses and LAE incurred increased 21.6% to $291.9 million for the quarter ended June 30, 1996, from $240.0 million for the same period in 1995. This increase was primarily attributable to the increase in the proportion of earned premium exposures that relate to treaties, which contain a higher ultimate accident year loss ratio than facultative business, partially offset by a decrease in losses due to adverse development from claims covering asbestos, environmental-related and other latent liabilities coverage exposures ("Latent Liability Exposures"). Due to the provision made for loss reserve strengthening for Latent Liability Exposures in the fourth quarter of 1995, the Company incurred no losses for Latent Liability Exposures in the second quarter of 1996, compared to $16.3 million for the same period in 1995.

     Underwriting expense, consisting of commission expense plus operating expense, increased 2.0% to $120.2 million for the quarter ended June 30, 1996, from $117.9 million for the same period in 1995. Commission expense remained relatively unchanged at $84.7 million for the quarter ended June 30, 1996, compared to $84.3 million for the same period in 1995. This result was partially due to an increase in writings of finite risk excess of loss treaty premiums. Excess of loss premiums generally contain no commission expense. Operating expenses increased 5.8% to $35.6 million for the quarter, from $33.6 for the same period in 1995, due to an increase in overhead expenses.

     The Company experienced an underwriting gain (net premiums earned minus losses and LAE incurred and underwriting expenses) of $31.6 million for the quarter ended June 30, 1996, compared to an underwriting gain of $14.1 million for the same period in 1995. On a GAAP basis, the Company's loss ratio increased to 65.8% for the second quarter of 1996 from 64.5% for the same period in 1995 (which included 4.4 points for adverse development for Latent Liability Exposures), while the underwriting expense ratio decreased to 27.1% for the second quarter of 1996 from 31.7% for the same period in 1995. The loss ratio increase in the 1996 period was primarily due to the increase in the proportion of earned premiums that relate to treaties, which contain a higher ultimate accident year loss ratio than facultative. As a result of the decrease in the expense ratio, the combined ratio for the quarter ended
June 30, 1996, decreased to 92.9% from 96.2% for the same period in 1995.

     Pre-tax net investment income increased 7.4% to $60.8 million for the quarter ended June 30, 1996, from $56.6 million for the same period in 1995. This increase was primarily attributable to an increase in the invested asset base, in addition to a higher overall effective interest rate in the investment portfolio. The Company's after-tax net investment income increased by 6.6% to $45.1 million for the quarter ended June 30, 1996, from $42.3 million for the same period in 1995. The after-tax net investment income increase was less than the pre-tax net investment increase due to the Company's decision to continue to increase the percentage of taxable fixed maturity investments in its portfolio, based on the relative attractiveness of investment yields on highly rated taxable instruments, in addition to tax-planning considerations.

     The Company's interest expense decreased by 18.7% to $13.4 million for the quarter ended June 30, 1996, from $16.5 million for the same period in 1995.
This decrease was primarily attributable to the lower level of senior bank debt;
the Company had $75.0 million outstanding at June 30, 1996, as compared to $150.0 million at June 30, 1995.

     The Company realized net capital losses of $0.8 million for the quarter ended June 30, 1996, compared to net capital gains of $1.5 million for the same period in 1995. This change was primarily due to $0.8 million in net capital losses realized on bonds sold for the second quarter of 1996, as compared to net capital gains of $2.2 on bonds sold for the same period of 1995.

     Other income increased by 26.2% to $11.8 million for the quarter ended June 30, 1996, from $9.4 million for the same period in 1995. The increase in the 1996 period was attributable to an increase in fee subsidiary revenue of $3.9 million. Other expenses increased by 13.3% to $18.3 million for the second quarter of 1996 from $16.2 million for the same period in 1995. The increase in the 1996 period was attributable to an increase in fee subsidiary expenses of $5.0 million, partially offset by decreases of $1.2 million in foreign exchange losses and $1.0 million in the provision for the allowance for doubtful accounts.

     Income before income taxes and distributions on preferred securities increased by 46.4% to $71.6 million for the quarter ended June 30, 1996, from $48.9 million for the same period in 1995. Federal and foreign income taxes increased by 67.7% to $19.9 million for the quarter ended June 30, 1996, from $11.9 million for the same period in 1995. This increase was due to the increase in income before income taxes, along with a decrease in tax-exempt income earned by the Company.

     The Company recognized an after-tax charge of $3.3 million for the three-month period ended June 30, 1996, representing the Company's minority interest in the earnings of American Re Capital, a single-purpose wholly owned subsidiary trust. The charge is due to the obligations incurred by American
Re Capital on the Cumulative Quarterly Income Preferred Securities ("QUIPS"), issued August 30, 1995. There was no comparable charge for the Company in the 1995 period.

     Net income to common stockholders increased 30.8% to $48.4 million for the quarter ended June 30, 1996, from $37.0 million for the same period in 1995. Primary earnings per share to common stockholders increased to $0.99 per share for the quarter ended June 30, 1996, from $0.76 per share for the same period in 1995. There were 48.9 million weighted average shares and common stock equivalents outstanding during the second quarter of 1996, compared to
48.7 million outstanding during the same period in 1995.

SIX MONTHS ENDED JUNE 30, 1996, COMPARED WITH SIX MONTHS ENDED JUNE
30, 1995

     The Company's net premiums written increased 16.5% to $965.5 million for the six months ended June 30, 1996, from $828.6 million for the same period in 1995. The increase in net premiums written was primarily attributable to increased writings in both domestic and international treaty business. Total treaty net premiums written increased 27.7% to $750.1 million for the six months ended June 30, 1996 from $587.5 million for the same period in 1995. Accounting for this increase was the Company's Domestic Insurance Company Operations, ("DICO"), whose treaty net premiums written increased 33.8% to $478.2 million for the six months ended June 30, 1996, from $357.2 million for the same period in 1995. This treaty increase was partially offset by a 10.6% decrease in facultative net premiums written, to $215.4 million for the six months ended June 30, 1996 from $241.1 million for the same period in 1995.
Accounting for this decrease was the Company's alternative market operations, or Am-Re Managers, Inc., ("ARMI"), whose facultative net premiums written decreased 42.5% to $63.0 million for the six months ended June 30, 1996, from $109.6 million for the same period in 1995. This decrease was primarily due to what the Company perceives as a weak pricing environment that exists in the current facultative marketplace.

     The Company's net premiums earned increased 12.1% to $859.8 million for the six months ended June 30, 1996, from $766.9 million for the same period in 1995. This increase in premiums earned was primarily attributable to the increase in premiums written for the six months ended June 30, 1996, as well as the timing of premiums earned on business in force.


     Losses and LAE incurred increased 12.5% to $568.6 million for the six months ended June 30, 1996, from $505.4 million for the same period in 1995. This increase was primarily attributable to the increase in the proportion of earned premium exposures that relate to treaties, which contain a higher ultimate accident year loss ratio than facultative business, partially offset by a decrease in losses due to adverse development from claims covering asbestos, environmental-related and other latent liabilities coverage exposures ("Latent Liability Exposures"). Due to the provision made for loss reserve strengthening for Latent Liability Exposures in the fourth quarter of 1995, the Company incurred no losses for Latent Liability Exposures in the six-month period ended June 30, 1996, compared to $36.7 million for the same period in 1995.

     Underwriting expense, comprised of commission expense plus operating expense, decreased 1.2% to $227.5 million for the six months ended June 30, 1996, from $230.2 million for the same period in 1995. This decrease was primarily due to a decrease in commission expense of 2.8% to $159.2 million for the six months ended June 30, 1996 from $163.7 million for the same period in 1995. This result was partially due to an increase in writings of finite risk excess of loss treaty premiums. Excess of loss premiums generally contain no commission expense. Operating expenses increased 2.8% to $68.3 million for the six months ended June 30, 1996 from $66.5 million for the same period in 1995, due to an increase in overhead expenses.

     The Company experienced an underwriting gain (net premiums earned minus losses and LAE incurred and underwriting expenses) of $63.8 million for the six months ended June 30, 1996, compared to $31.3 million for the same period in 1995. On a GAAP basis, the Company's loss ratio increased to 66.1% for the six months ended June 30, 1996 from 65.9% for the same period in 1995 (which included 4.4 points for adverse development for Latent Liability Exposures), while the underwriting expense ratio decreased to 26.4% for the six months ended June 30, 1996 from 30.0% for the same period in 1995. The loss ratio increase in the 1996 period was primarily due to the increase in the proportion of earned premiums that relate to treaties, which contain a higher ultimate accident year loss ratio than facultative. As a result of the decrease in the expense ratio, the GAAP combined ratio for the six months ended June 30, 1996, decreased to 92.5% from 95.9% for the same period in 1995.

     Pre-tax net investment income increased 10.8% to $120.0 million for the six months ended June 30, 1996, from $108.3 million for the same period in 1995. This increase was primarily attributable to an increase in the invested asset base, in addition to a higher overall effective interest rate in the investment portfolio. The Company's after-tax net investment income increased by 9.6% to $89.3 million for the six months ended June 30, 1996, from $81.5 million for the same period in 1995. The after-tax net investment income increase was less than the pre-tax net investment increase due to the Company's decision to continue to increase the percentage of taxable fixed maturity investments in its portfolio, based on the relative attractiveness of investment yields on highly rated taxable instruments, in addition to tax-planning considerations

     The Company's interest expense decreased by 16.5% to $27.1 million for the six months ended June 30, 1996, from $32.5 million for the same period in 1995. This increase was primarily attributable to the lower level of senior bank debt (the Company had $75 million and $150 million outstanding at June 30, 1996, and 1995, respectively), under the Company's revolving credit facility.

     The Company realized net capital gains of $1.2 million for the six months ended June 30, 1996, compared to net capital gains of $2.1 million for the same period in 1995. This change was primarily due to net capital gains of $1.2 million realized on bond sales for the six months ended June 30, 1996, compared to net capital gains of $2.9 million realized on bond sales for the same period in 1995.

     Other income increased by 33.4% to $23.1 million for the six months ended June 30, 1996, from $17.3 million for the same period in 1995. The increase in the 1996 period was primarily attributable to an increase in fee subsidiary revenue, partially offset by a $2.2 million decrease in revenue associated with financing arrangements. Other expenses increased by 19.6% to $36.5 million for the six months ended June 30, 1996 from $30.5 million for the same period in 1995. The increase in the 1996 period was attributable to an increase in fee subsidiary expenses of $11.3 million, partially offset by decreases of $2.9 million in the provision for the allowance for doubtful accounts, $1.1 million in foreign exchange losses, and a $1.0 million decrease in expense associated with financing arrangements.

     Income before income taxes increased by 50.4% to $144.5 million for the six months ended June 30, 1996, from $96.0 million for the same period in 1995. This increase was primarily attributable to increased underwriting gain and investment income. Federal and foreign income taxes increased by 69.3% to $40.4 million for the six months ended June 30, 1996, from $23.8 million for the same period in 1995. This increase was due to the increase in income before income taxes, in addition to a decrease in tax-exempt investment income earned by the Company.

     The Company recognized an after-tax charge of $6.6 million for the six months ended June 30, 1996, representing the Company's minority interest in the earnings of American Re Capital. The charge is due to the obligations incurred by American Re Capital on the QUIPS. There was no comparable charge for the Company in the 1995 period.

     Net income to common stockholders increased by 35.0% to $97.5 million for the six months ended June 30, 1996, from $72.2 million for the same period in 1995. Primary earnings per share to common stockholders increased by 34.2% to $2.00 per share for the six months ended June 30, 1996, from $1.49 per share for the same period in 1995. There were 48.8 million weighted average shares and common stock equivalents outstanding during the six months ended June 30, 1996, compared to 48.6 million outstanding during the same period in 1995.


FINANCIAL CONDITION

     Total consolidated assets increased by 4.1% to $8,131.3 million at June 30, 1996, from $7,814.4 million at December 31, 1995. This increase was primarily due to increases in investments and cash of $48.8 million, premiums due and other receivables of $129.7 million, and prepaid reinsurance premiums of $25.9 million.

     The total financial statement value of investments and cash increased 1.2% to $4,006.3 million at June 30, 1996, from $3,957.5 million at December 31, 1995, due to cash flows from operating activity, partially offset by a decrease in the fair value of investments held. The Company's bond and short-term investment portfolio, which represented 95.0% of the total financial statement value of cash and investments, had an average Standard and Poor's quality rating of AA+, which remained unchanged from December 31, 1995. The financial statement value of the investment portfolio at June 30, 1996, included a net decrease from amortized cost to fair value of $6.2 million for debt and equity investments, compared to a net increase of $109.2 million at December 31, 1995. At June 30, 1996, the Company recognized a cumulative unrealized loss of $4.0 million due to the net adjustment to fair value of debt and equity investments, after the applicable income tax effects, which was reflected as a separate component of stockholders' equity. This represents a net decrease to stockholders' equity of $75.0 million from the cumulative unrealized gain on debt and equity securities at December 31, 1995, of $71.0 million, after the applicable income tax effect.

     Total consolidated liabilities increased by 4.6% to $7,037.9 million at June 30, 1996, from $6,729.8 million at December 31, 1995. This increase was primarily due to increases in unearned premium reserves of $130.6 million and loss and loss adjustment expense reserves of $94.7 million.

     Common stockholders' equity increased 1.0% to $855.9 million at June 30, 1996, from $847.1 million at December 31, 1995. This increase was primarily attributable to net income of $97.5 million, offset by the net market depreciation of $75.0 million on debt and equity securities, after applicable income tax effect, net unrealized loss on foreign exchange of $9.6 million, and dividends to common stockholders of $9.0 million.

     The Company's insurance/reinsurance subsidiaries' statutory surplus increased to $1,150.8 million at June 30, 1996, from $1,109.6 million at December 31, 1995. Operating leverage, as measured by such subsidiaries' premiums-to-surplus ratio, on an annualized basis was
1.53 to 1 and 1.45 to 1 at June 30, 1996, and December 31, 1995,
respectively.

     On March 29, and June 28, 1996, the Company paid cash dividends of $.08 and $.11, respectively, per share on all outstanding common shares. Future dividends will be considered in conjunction with building stockholder value and will be dependent upon a number of factors, such as future financial condition, results of operation and property and casualty reinsurance market conditions.

LIQUIDITY AND CAPITAL RESOURCES

     The Company is an insurance holding company whose only material investment is in the capital stock of American Re-Insurance. The
Company is dependent on dividends and tax allocation payments, primarily from American Re-Insurance, to meet its short- and long-term liquidity requirements, including its debt service obligations.

     The Company's cash flow from operations may be influenced by a variety of other factors, including cyclical changes in the property and casualty reinsurance market, insurance regulatory initiatives, and changes in general economic conditions. Liquidity requirements are met on a short- and long-term basis by funds provided by operations and from the maturity and the sale of investments. Cash provided by operations primarily consists of premiums collected, investment income, and reinsurance recoverable balances collected, less paid claims (including payments made to commute or settle reinsurance arrangements), retrocession payments, underwriting and interest expenses, QUIPS distributions, and income tax payments. Cash flows provided by operations for the Company were $180.8 million for the six month period ended June 30, 1996, down slightly from $194.7 million for the same period in 1995.

     Cash and cash equivalents were $212.4 million and $294.2 million at June 30, 1996, and December 31, 1995, respectively. Cash and short-term investments are maintained for liquidity purposes and represented 5.3% and 7.4% of total financial statement investments and cash on June 30, 1996, and December 31, 1995, respectively. The level of cash and cash equivalents decreased in order to benefit from higher rates of return from longer term securities, and was influenced by the Company's investment portfolio duration targets.

PART II. OTHER INFORMATION



                       AMERICAN RE CORPORATION


Items 1 - 3 have been omitted as they are either inapplicable or the answer is negative.

Item 4. Submissions of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on Tuesday, May 14, 1996, at 10:00 a.m. at the Merrill Lynch Conference Center,
Plainsboro, New Jersey.

There were 47,264,601 shares of Common Stock issued and outstanding and entitled to vote at the meeting. There were represented in person or by proxy a total of 45,235,303 shares of Common Stock at the Annual Meeting of Stockholders.

The results of the vote for the election of Directors was as follows:

  Name                    For                        Vote Withheld
  ----                    ---                        -------------
  Saul A. Fox             44,759,844                     475,459
  Perry Golkin            44,759,130                     476,173
  Paul H. Inderbitzin     45,016,589                     218,714
  Edward B. Jobe          44,758,973                     476,330
  Henry R. Kravis         43,575,062                   1,660,241
  James A. Lawrence       45,043,540                     191,763
  Michael R. Zucchini     45,043,675                     191,628


The second matter submitted to the stockholders for a vote was the ratification of the appointment of Deloitte & Touche LLP by the Board of Directors as the Company's independent auditor for its fiscal year 1996. This matter was approved by 45,112,606 votes, 95.4% of the shares represented. 9,581 shares voted against the matter with 113,116 shares abstaining.

There were no broker non-votes with respect to any of these matters.

Item 5. Other Information.

     On August 5, 1996, the Company issued a press release announcing that its Board of Directors had determined that it was in the best interests of the Company and its stockholders to explore strategic alternatives, including the possible merger or sale of the Company.


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    27 Financial Data Schedule

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                           AMERICAN RE CORPORATION


                                 Signatures



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AMERICAN RE CORPORATION
                                          (Registrant)




                                    /S/  James R. Fisher
                         -----------------------------------------------------
                                        James R. Fisher
                           Duly Authorized Officer, Senior Vice President,
                                 Chief Financial and Accounting Officer






Dated:  August 12, 1996