Form 10-Q
period 1996-09-30
AMERICAN RE CORP
filed 1996-11-14
CIK 889217

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    ---------

                                    FORM 10-Q

                                    ---------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended September 30, 1996, or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______.

For the Quarter Ended September 30, 1996          Commission file number 1-11688

                                    ---------

                             American Re Corporation
             (Exact name of registrant as specified in its charter)

                                    ---------

            Delaware                                          13-3672116
-------------------------------                            ----------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

       555 College Road East
       Princeton, New Jersey                                  08543-5241
----------------------------------------                      ----------
(Address of principal executive offices)                      (zip code)

                                    ---------

Registrant's telephone number, including area code: (609) 243-4200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


Common Stock - $.01 par value                            47,293,014
-----------------------------                     ------------------------
    Description of Class                             Shares Outstanding
                                                  as of September 30, 1996

                            AMERICAN RE CORPORATION

                               Index To Form 10-Q

PART I FINANCIAL INFORMATION

   Item 1 -                                                                 Page
                                                                            ----
        Consolidated Balance Sheets at September 30, 1996, (unaudited),
           and December 31, 1995............................................   1

        Consolidated Statements of Income for the Three-month
           and Nine-month periods ended September 30, 1996, and
           1995 (unaudited).................................................   2

        Consolidated Statements of Cash Flows for the Nine-month
           periods ended September 30, 1996, and 1995 (unaudited)...........   3

        Notes to Consolidated Interim Financial Statements..................   4

   Item 2 -

        Management's Discussion and Analysis of
           the Company's Results of Operations and Financial Condition......   8

PART II OTHER INFORMATION

   Item 5 -

           Other Information................................................  15

   Item 6 -

           Exhibits and Reports on Form 8-K.................................  15

                    AMERICAN RE CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 (Dollars in millions, except per share amounts)

                                                         (unaudited)
                                                          September     December
Assets:                                                    30, 1996     31, 1995
                                                         -----------------------
Investments
   Fixed Maturities
     Bonds held to maturity, at amortized
       cost (fair value: December 31,
       1995 - $74.6) ...................................   $    --     $   71.8
     Bonds available for sale, at fair value
       (amortized cost: September 30, 1996
       - $3,705.7; December 31, 1995 - $3,422.7) .......    3,714.2     3,520.2
     Preferred stock available for sale, at
       fair value (amortized cost: September 30,
       1996 - $59.6; December 31, 1995 - $43.6) ........       59.7        43.6
   Equity securities available for sale, at
       fair value (cost: September 30, 1996
       - $8.9; December 31, 1995 - $8.7) ...............       19.6        19.6
   Other invested assets ...............................        7.3         8.1
Cash and cash equivalents ..............................      274.6       294.2
                                                           ---------------------
           Total investments and cash ..................    4,075.4     3,957.5
Accrued investment income ..............................       58.2        67.0
Premiums and other receivables .........................      791.6       597.0
Deferred policy acquisition costs ......................      265.0       235.2
Reinsurance recoverables on paid and unpaid losses .....    2,128.5     2,025.5
Funds held by ceding companies .........................      260.2       264.5
Prepaid reinsurance premiums ...........................      152.9        90.2
Deferred federal income taxes ..........................       65.8        54.0
Other assets ...........................................      598.0       523.5
                                                           ---------------------
           Total assets ................................   $8,395.6    $7,814.4
                                                           =====================
Liabilities:
Loss and loss adjustment expense reserves ..............   $4,938.1    $4,790.0
Unearned premium reserve ...............................    1,071.6       858.6
                                                           ---------------------
           Total insurance reserves ....................    6,009.7     5,648.6
Loss balances payable ..................................      122.2       112.6
Funds held under reinsurance treaties ..................      305.9       222.1
Senior bank debt .......................................       75.0        75.0
Senior subordinated debt ...............................      450.0       450.0
Other liabilities ......................................      286.5       221.5
                                                           ---------------------
           Total liabilities ...........................    7,249.3     6,729.8
                                                           ---------------------
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust
  holding as all of its assets Junior
  Subordinated Debentures ..............................      237.5       237.5
                                                           ---------------------
Stockholders' Equity:
Common stock, par value: $0.01 per share;
  authorized: 125,000,000 shares; issued
  and outstanding: September 30, 1996, and
  December 31, 1995 - 47,293,014 and
  47,051,741 shares, respectively ......................        0.5         0.5
Additional paid-in capital .............................      715.6       710.5
Retained earnings ......................................      218.0        87.3
Net unrealized appreciation of investments .............       12.5        71.0
Net unrealized loss on foreign exchange ................      (37.8)      (22.2)
                                                           ---------------------
           Total stockholders' equity ..................      908.8       847.1
                                                           ---------------------
           Total liabilities, Company-obligated
             mandatorily redeemable preferred
             securities of subsidiary trust and
             stockholders' equity ......................   $8,395.6    $7,814.4
                                                           =====================

See accompanying notes to consolidated interim financial statements.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Income
                 (Dollars in millions, except per share amounts)
                                   (unaudited)

                                                                              Three-month period             Nine-month period
                                                                              ended September 30,           ended September 30,
                                                                              1996           1995           1996            1995
                                                                           ---------------------------------------------------------
Revenue:
  Premiums written .................................................       $   467.2      $   409.7      $ 1,432.8        $ 1,238.2
  Change in unearned premium reserve ...............................           (44.8)         (25.6)        (150.5)           (87.2)
                                                                           ---------------------------------------------------------
      Premiums earned ..............................................           422.4          384.1        1,282.3          1,151.0
  Net investment income ............................................            66.0           57.7          186.0            166.0
  Net realized capital gains .......................................             1.0            2.3            2.2              4.4
  Other income .....................................................            12.0            8.8           35.1             26.2
                                                                           ---------------------------------------------------------
      Total revenue ................................................           501.4          452.9        1,505.6          1,347.6
                                                                           ---------------------------------------------------------
Losses and expenses:
  Losses and loss adjustment expenses ..............................           252.2          265.8          820.8            771.2
  Commission expense ...............................................           115.5           76.9          274.6            240.7
  Operating expense ................................................            31.3           30.3           99.6             96.8
  Interest expense .................................................            13.4           15.1           40.5             47.7
  Other expense ....................................................            18.5           11.1           55.1             41.5
                                                                           ---------------------------------------------------------
      Total losses and expenses ....................................           430.9          399.2        1,290.6          1,197.9
                                                                           ---------------------------------------------------------
      Income before income taxes, distributions
        on preferred securities of subsidiary
        trust and extraordinary loss ...............................            70.5           53.7          215.0            149.7
  Federal and foreign income taxes .................................            19.9           13.6           60.3             37.4
                                                                           ---------------------------------------------------------
      Income before distributions on preferred
        securities of subsidiary trust and
        extraordinary loss .........................................            50.6           40.1          154.7            112.3
      Distributions on preferred securities of
        subsidiary trust, net of applicable income
        tax of $1.7, $0.6, $5.3, and
        $0.6, respectively .........................................            (3.3)          (1.1)          (9.8)            (1.1)
                                                                           ---------------------------------------------------------
          Income before extraordinary loss .........................            47.3           39.0          144.9            111.2
      Extraordinary loss, net of applicable income
        taxes of $0.2 and $0.2, respectively .......................            --             (0.3)          --               (0.3)
                                                                           ---------------------------------------------------------
          Net income to common stockholders ........................       $    47.3      $    38.7      $   144.9        $   110.9
                                                                           =========================================================

Primary earnings per share:
  Income before extraordinary loss .................................       $    0.96      $    0.81      $    2.96        $    2.29
  Extraordinary loss ...............................................            --            (0.01)          --              (0.01)
                                                                           ---------------------------------------------------------
          Net income per common share ..............................       $    0.96      $    0.80      $    2.96        $    2.28
                                                                           =========================================================

  Weighted average shares and common stock
    equivalents outstanding ........................................            49.2           48.6           49.0             48.6
                                                                           =========================================================


See accompanying notes to consolidated interim financial statements.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                              (Dollars in millions)
                                   (unaudited)

                                                                      Nine-month period ended September 30,
                                                                              1996              1995
                                                                      -------------------------------------
  Cash Flows From Operating Activities:
    Net income ................................................          $    144.9         $    110.9
    Adjustments to reconcile net income to net cash provided by operating activities:
       Decrease in accrued investment income ..................                 8.8                4.3
       Increase in premiums and other receivables .............              (194.6)             (12.0)
       Increase in deferred policy acquisition costs ..........               (29.8)             (19.6)
       Increase in insurance reserves .........................               361.0              359.5
       Decrease in current and deferred federal and foreign
         income tax assets ....................................                57.4               29.9
       Increase in other assets and liabilities, net ..........              (124.4)            (215.6)
       Depreciation expense on property and equipment .........                 6.0                5.8
       Increase in other, net .................................                (7.4)              (0.4)
                                                                      -------------------------------------
         Net cash provided by operating activities ............               221.9              262.8
                                                                      -------------------------------------
Cash Flows From Investing Activities:
    Investments held to maturity:
       Maturities .............................................                75.0               25.8
    Investments available for sale:
       Purchases ..............................................            (1,357.5)          (1,215.7)
       Maturities .............................................               265.7              141.9
       Sales ..................................................               803.9              749.9
    Other investments:
       Purchases ..............................................                (1.0)             (13.9)
       Sales ..................................................                 0.8               14.6
    Cost of additions to property and equipment ...............               (16.1)              (6.9)
                                                                      -------------------------------------
       Net cash used in investing activities ..................              (229.2)            (304.3)
                                                                      -------------------------------------
Cash Flows From Financing Activities:
    Repayment of senior bank debt .............................                 --              (200.0)
    Proceeds from Company-obligated mandatorily redeemable
     preferred securities of subsidiary trust .................                 --               237.5
    Dividend to common stockholders ...........................               (14.2)             (11.3)
    Other capital contributions ...............................                 5.1                --
                                                                      -------------------------------------
       Net cash provided by (used in) financing activities ....                (9.1)              26.2
                                                                      -------------------------------------
Effect of exchange rate changes on cash and cash equivalents ..                (3.2)              (6.8)
                                                                      -------------------------------------
       Net decrease in cash and cash equivalents ..............               (19.6)             (22.1)
Cash and cash equivalents, beginning of period ................               294.2              280.5
                                                                      -------------------------------------
Cash and cash equivalents, end of period ......................          $    274.6         $    258.4
                                                                      =====================================

See accompanying notes to consolidated interim financial statements.

                             AMERICAN RE CORPORATION
               Notes to Consolidated Interim Financial Statements
                               September 30, 1996
                 (Dollars in millions, except per share amounts)
                                   (unaudited)

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

     The information for the interim periods ended September 30, 1996, and 1995, is unaudited. The interim consolidated financial statements have been prepared on the basis of generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations and cash flows for any interim periods are not necessarily indicative of results for the full year. Intercompany accounts and transactions have been eliminated. These financial statements should be read in conjunction with the financial statements and related notes in the Company's 1995 Form 10-K.

2.   Agreement and Plan of Merger

     On August 13, 1996, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with MUNCHENER RUCKVERSICHERUNGS-GESELLSCHAFT AKTIENGESELLSCHAFT IN MUNCHEN, a company organized under the laws of Germany ("Munich Re"), and Puma Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Munich Re ("Sub"), pursuant to which Sub will merge with and into the Company (the "Merger"). As a result of the Merger, the outstanding shares of the Company's common stock, $.01 par value (the "Common Stock") will be converted into the right to receive $65.00 per share in cash. The Merger is conditioned upon, among other things, approval by holders of a majority of the Common Stock and receipt of certain regulatory and governmental approvals.

     Pursuant to a Stockholders Agreement dated as of August 13, 1996, among American Re Associates, L.P. and KKR Partners II, L.P., who collectively own 64.1% of the Common Stock (the "Majority Stockholders"), and Munich Re and Sub, the Majority Stockholders have agreed, among other things, to vote their shares of Common Stock in favor of the Merger and have granted an option to Munich Re to purchase their shares in certain circumstances.

     On October 23, 1996, the Company filed with the Securities and Exchange Commission and mailed to its common stockholders of record as of October 21, 1996, its definitive proxy statement relating to a special meeting of the common stockholders of the Company to be held on November 21, 1996 at which they will be asked to approve and adopt the Merger Agreement. Assuming such stockholder approval is obtained, the closing of the transaction will be set to occur on November 25, 1996.

     On October 24, 1996, and November 4, 1996, respectively, the Delaware Department of Insurance and the New York State Insurance Department approved Munich Re's application for approval of the Merger.

     No significant costs associated with the proposed merger have been reflected in the Company's third quarter financial statements.

                             AMERICAN RE CORPORATION
               Notes to Consolidated Interim Financial Statements
                               September 30, 1996
                 (Dollars in millions, except per share amounts)
                                   (unaudited)

3.   Earnings Per Share

Net income per common share is determined by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during the period. Conversion of the approximately 4.6 million and 4.7 million management and directors' stock options outstanding at September 30, 1996, and 1995, respectively, into additional shares of outstanding common stock was assumed, as the inclusion of common stock equivalents resulted in dilution of net income on a per share basis.

The following amounts were used to determine net income per common share:

                                    Three-month period       Nine-month period
                                    ended September 30,      ended September 30,
(in millions)                       1996         1995        1996         1995
                                ------------------------------------------------
Weighted average
   shares outstanding .....         47.3         47.1        47.3         47.1

Common stock
   equivalents outstanding           1.9          1.5         1.7          1.5
                                ------------------------------------------------

Weighted average shares and
   common stock equivalents         49.2         48.6        49.0         48.6
                                ================================================

Average market price
     per share ............     $  56.53     $  38.38    $  46.79     $  36.15
                                ================================================

                             AMERICAN RE CORPORATION
               Notes to Consolidated Interim Financial Statements
                               September 30, 1996
                 (Dollars in millions, except per share amounts)
                                   (unaudited)

4.   Reinsurance

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

                            Three-month period           Nine-month period
                            ended September 30,         ended September 30,
                            1996          1995          1996           1995
                         ------------------------------------------------------
     Premiums written
     Direct ........     $   37.8      $    3.4      $   45.4       $    6.5
     Assumed .......        580.9         538.9       1,769.8        1,532.5
     Ceded .........       (151.5)       (132.6)       (382.4)        (300.8)
                         ------------------------------------------------------
     Net ...........        467.2         409.7       1,432.8        1,238.2
                         ======================================================

     Premiums earned
     Direct ........         10.8           2.0          16.8            4.5
     Assumed .......        535.1         486.6       1,595.9        1,420.7
     Ceded .........       (123.5)       (104.5)       (330.4)        (274.2)
                         ------------------------------------------------------
     Net ...........        422.4         384.1       1,282.3        1,151.0
                         ======================================================

     Losses incurred
     Direct ........         (1.0)          4.0         (11.6)          15.9
     Assumed .......        358.2         317.6       1,039.6          929.4
     Ceded .........       (105.0)        (55.8)       (207.2)        (174.1)
                         ------------------------------------------------------
     Net ...........     $  252.2      $  265.8      $  820.8       $  771.2
                         ======================================================

                             AMERICAN RE CORPORATION
               Notes to Consolidated Interim Financial Statements
                               September 30, 1996
                 (Dollars in millions, except per share amounts)
                                   (unaudited)

5.   Application of Accounting Standards

     In October 1995, the FASB adopted Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("FAS No. 123"). FAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity investments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock.

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

     The Company has decided to continue to use the intrinsic value based method of accounting, as prescribed by APB No. 25, and the disclosures required by FAS No. 123 will be made in the 1996 report on Form 10-K. The effect on the Company's net earnings and cash flows was not material for the nine-month period ended September 30, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE COMPANY'S RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1996, COMPARED WITH QUARTER ENDED SEPTEMBER 30, 1995

     The Company's net premiums written increased 14.1% to $467.2 million for the quarter ended September 30, 1996, from $409.7 million for the same period in 1995. The increase in net premiums written was attributable to an 81.2% increase in total facultative net premiums written to $196.8 million for the third quarter of 1996 from $108.6 million for the same period in 1995. Accounting for this increase was the Company's Domestic Insurance Company Operations, ("DICO"), whose facultative net premiums written increased 100.2% to $128.9 million for the third quarter of 1996, from $64.4 million for the same period in 1995, due to one large finite risk program of $79.6 million written in the third quarter 1996. This increase was partially offset by a 10.2% decrease in treaty net premiums written, to $270.4 million for the third quarter of 1996 from $301.1 million for the same period in 1995.

     The Company's net premiums earned increased 10.0% to $422.4 million for the quarter ended September 30, 1996, from $384.1 million for the same period in 1995. The increase in net premiums earned was attributable to a 15.0% increase in total treaty net premiums earned to $312.8 million for the third quarter of 1996 from $271.9 million for the same period in 1995, while facultative net premiums earned decreased 2.3% to $109.6 million for the third quarter of 1996, from $112.2 million for the same period in 1995. The increase in net premiums earned was primarily attributable to the increase in net premiums written in the third quarter of 1996, in addition to the timing of premiums earned on business in force.

     Net losses and LAE incurred decreased 5.1% to $252.2 million for the quarter ended September 30, 1996, from $265.8 million for the same period in 1995. This decrease was primarily attributable to the decrease in losses due to adverse development from claims covering asbestos, environmental-related and other latent liabilities coverage exposures ("Latent Liability Exposures"). Due to the provision made for loss reserve strengthening for Latent Liability Exposures in the fourth quarter of 1995, the Company incurred no losses for Latent Liability Exposures in the third quarter of 1996, compared to $18.0 million for the same period in 1995.

     Underwriting expense, consisting of commission expense plus operating expense, increased 36.9% to $146.8 million for the quarter ended September 30, 1996, from $107.2 million for the same period in 1995. Commission expense increased 50.1% to $115.5 million for the quarter ended September 30, 1996, compared to $76.9 million for the same period in 1995. This result was primarily due to the increase in net premiums earned, in addition to a $13.5 million decrease in commission expenses capitalized to deferred policy acquisition costs in the third quarter of 1996, compared to the same period in 1995. Operating expenses increased 3.2% to $31.3 million for the quarter, from $30.3 for the same period in 1995, due to an increase in overhead expenses.

     The Company experienced an underwriting gain (net premiums earned minus losses and LAE incurred and underwriting expenses) of $23.4 million for the quarter ended September 30, 1996, compared to an underwriting gain of $11.0 million for the same period in 1995. On a GAAP basis, the Company's loss ratio decreased to 59.7% for the third quarter of 1996 from 69.2% for the same period in 1995 (which included 4.7 points for adverse development for Latent Liability Exposures), while the underwriting expense ratio increased to 34.7% for the third quarter of 1996 from 27.9% for the same period in 1995. As a result of the decrease in the loss ratio, the combined ratio for the quarter ended September 30, 1996, decreased to 94.4% from 97.1% for the same period in 1995.

     Pre-tax net investment income increased 14.5% to $66.0 million for the quarter ended September 30, 1996, from $57.7 million for the same period in 1995. This increase was primarily attributable to an increase in the invested asset base, in addition to a higher overall effective interest rate in the investment portfolio. The Company's after-tax net investment income increased by 12.6% to $48.3 million for the quarter ended September 30, 1996, from $42.9 million for the same period in 1995. The after-tax net investment income increase was less than the pre-tax net investment increase due to the Company's decision to continue to increase the percentage of taxable fixed maturity investments in its portfolio, based on the relative attractiveness of investment yields on highly rated taxable instruments, in addition to tax-planning considerations.

     The Company's interest expense decreased by 11.6% to $13.4 million for the quarter ended September 30, 1996, from $15.1 million for the same period in 1995. This decrease was primarily attributable to the lower level of senior bank debt outstanding during the three months ended September 30,1996 compared to the 1995 period, under the Company's revolving credit facility.

     The Company realized net capital gains of $1.0 million for the quarter ended September 30, 1996, compared to net capital gains of $2.3 million for the same period in 1995. This change was primarily due to $0.9 million in net capital gains realized on bonds sold for the third quarter of 1996, as compared to net capital gains of $0.5 million on bonds sold and $1.8 million related to the sale of a mortgage for the same period of 1995.

     Other income increased by 35.1% to $12.0 million for the quarter ended September 30, 1996, from $8.8 million for the same period in 1995. The increase in the 1996 period was attributable to an increase in fee subsidiary revenue of $2.2 million. Other expenses increased by 67.7% to $18.5 million for the third quarter of 1996 from $11.1 million for the same period in 1995. The increase in the 1996 period was attributable to increases in fee subsidiary expenses of $4.2 million and foreign exchange losses of $1.0 million in the 1996 period and recoveries of $1.4 million in the provision for the allowance for doubtful accounts in the third quarter of 1995. There were no comparable recoveries in the 1996 period.

     Income before income taxes, distributions on preferred securities, and extraordinary loss increased by 26.0% to $70.5 million for the quarter ended September 30, 1996, from $53.7 million for the same period in 1995. Federal and foreign income taxes increased by 47.2% to $19.9 million for the quarter ended September 30, 1996, from $13.6 million for the same period in 1995. This increase was due to the increase in income before income taxes, along with a decrease in tax-exempt income earned by the Company.

     The Company recognized an after-tax charge of $3.3 million for the quarter ended September 30, 1996, compared to $1.1 million for the same period in 1995, representing the Company's minority interest in the earnings of American Re Capital, a single-purpose wholly owned subsidiary trust. The charge is due to the obligations incurred by American Re Capital on the Cumulative Quarterly Income Preferred Securities ("QUIPS"), issued August 30, 1995.

     In the third quarter of 1995, the Company recognized an extraordinary non-cash after-tax loss of $0.3 million representing the write-off of capitalized financing fees for the Company's prepaid revolving bank credit agreement. There was no comparable charge for the Company in 1996.

     Net income to common stockholders increased 22.2% to $47.3 million for the quarter ended September 30, 1996, from $38.7 million for the same period in 1995. Primary earnings per share to common stockholders increased to $0.96 per share for the quarter ended September 30, 1996, from $0.80 per share for the same period in 1995. There were 49.2 million weighted average shares and common stock equivalents outstanding during the third quarter of 1996, compared to 48.6 million outstanding during the same period in 1995.

NINE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1995

     The Company's net premiums written increased 15.7% to $1,432.8 million for the nine months ended September 30, 1996, from $1,238.2 million for the same period in 1995. The increase in net premiums written was primarily attributable to increased writings in both treaty and facultative business. Total treaty net premiums written increased 14.8% to $1,020.5 million for the nine months ended September 30, 1996 from $888.6 million for the same period in 1995. In this connection, DICO's treaty net premiums written increased 13.7% to $618.5 million for the nine months ended September 30, 1996, from $544.1 million for the same period in 1995. Total facultative net premiums written increased 17.9% to $412.3 million for the nine months ended September 30, 1996 from $349.6 million for the same period in 1995. Accounting for this increase was DICO's large finite risk program of $79.6 million written in the third quarter 1996.

     The Company's net premiums earned increased 11.4% to $1,282.3 million for the nine months ended September 30, 1996, from $1,151.0 million for the same period in 1995 The increase in net premiums earned was attributable to a 16.0% increase in total treaty net premiums earned to $937.5 million for the 1996 period from $808.5 million for the 1995 period, while facultative net premiums earned increased 0.7% to $344.8 million for the 1996 period, from $342.5 million for the 1995 period. The increase in net premiums earned was primarily attributable to the increase in net premiums written for the nine months ended September 30, 1996, as well as the timing of premiums earned on business in force.

     Losses and LAE incurred increased 6.4% to $820.8 million for the nine months ended September 30, 1996, from $771.2 million for the same period in 1995. This increase was primarily attributable to the increase in the proportion of net earned premium exposures that relate to treaties, which contain a higher ultimate accident year loss ratio than facultative business, partially offset by a decrease in losses due to adverse development from Latent Liability Exposures. Due to the provision made for loss reserve strengthening for Latent Liability Exposures in the fourth quarter of 1995, the Company incurred no losses for Latent Liability Exposures in the nine-month period ended September 30, 1996, compared to $54.7 million for the same period in 1995.

     Underwriting expense, comprised of commission expense plus operating expense, increased 10.9% to $374.3 million for the nine months ended September 30, 1996, from $337.5 million for the same period in 1995. This increase was primarily due to an increase in commission expense of 14.1% to $274.6 million for the nine months ended September 30, 1996 from $240.7 million for the same period in 1995. This result was partially due to an increase in writings of pro rata treaty premiums. Operating expenses increased 2.9% to $99.6 million for the nine months ended September 30, 1996 from $96.8 million for the same period in 1995, due to an increase in overhead expenses.

     The Company experienced an underwriting gain (net premiums earned minus losses and LAE incurred and underwriting expenses) of $87.3 million for the nine months ended September 30, 1996, compared to $42.3 million for the same period in 1995. On a GAAP basis, the Company's loss ratio decreased to 64.0% for the nine months ended September 30, 1996 from 67.0% for the same period in 1995 (which included 4.8 points for adverse development for Latent Liability Exposures), while the underwriting expense ratio decreased to 29.2% for the nine months ended September 30, 1996 from 29.3% for the same period in 1995. The reduction in adverse loss development for Latent Liability Exposures in the 1996 period was partially offset by the increase in the proportion of net premiums earned that relate to treaties, which contain a higher accident year loss ratio than facultative. As a result of the decrease in the loss ratio, the GAAP combined ratio for the nine months ended September 30, 1996, decreased to 93.2% from 96.3% for the same period in 1995.

     Pre-tax net investment income increased 12.0% to $186.0 million for the nine months ended September 30, 1996, from $166.0 million for the same period in 1995. This increase was primarily attributable to an increase in the invested asset base, in addition to a higher overall effective interest rate in the investment portfolio. The Company's after-tax net investment income increased by 10.5% to $137.6 million for the nine months ended September 30, 1996, from $124.5 million for the same period in 1995. The after-tax net investment income increase was less than the pre-tax net investment increase due to the Company's decision to continue to increase the percentage of taxable fixed maturity investments in its portfolio, based on the relative attractiveness of investment yields on highly rated taxable instruments, in addition to tax-planning considerations.

     The Company's interest expense decreased by 15.0% to $40.5 million for the nine months ended September 30, 1996, from $47.7 million for the same period in 1995. This decrease was primarily attributable to the lower level of senior bank debt outstanding during the nine months ended September 30, 1996 compared to the 1995 period, under the Company's revolving credit facility.

     The Company realized net capital gains of $2.2 million for the nine months ended September 30, 1996, compared to net capital gains of $4.4 million for the same period in 1995. This change was primarily due to net capital gains of $2.1 million realized on bond sales for the nine months ended September 30, 1996, compared to net capital gains of $3.4 million realized on bond sales for the same period in 1995.

     Other income increased by 34.0% to $35.1 million for the nine months ended September 30, 1996, from $26.2 million for the same period in 1995. The increase in the 1996 period was primarily attributable to an increase of $12.3 million in fee subsidiary revenue. Other expenses increased by 32.4% to $55.0 million for the nine months ended September 30, 1996 from $41.5 million for the same period in 1995. The increase in the 1996 period was attributable to an increase in fee subsidiary expenses of $15.4 million, partially offset by a decrease of $1.5 million in the provision for the allowance for doubtful accounts.

     Income before income taxes increased by 43.6% to $215.0 million for the nine months ended September 30, 1996, from $149.7 million for the same period in 1995. This increase was primarily attributable to increased underwriting gain and investment income. Federal and foreign income taxes increased by 61.3% to $60.3 million for the nine months ended September 30, 1996, from $37.4 million for the same period in 1995. This increase was due to the increase in income before income taxes, in addition to a decrease in tax-exempt investment income earned by the Company.

     The Company recognized an after-tax charge of $9.8 million for the nine months ended September 30, 1996, compared to $1.1 million for the same period in 1995, representing the Company's minority interest in the earnings of American Re Capital. The charge is due to the obligations incurred by American Re Capital on the QUIPS, which were issued August 30, 1995.

     In the third quarter of 1995, the Company recognized an extraordinary non-cash after-tax loss of $0.3 million representing the write-off of capitalized financing fees for the Company's prepaid revolving bank credit agreement. There was no comparable charge for the Company in 1996.

     Net income to common stockholders increased by 30.7% to $144.9 million for the nine months ended September 30, 1996, from $110.9 million for the same period in 1995. Primary earnings per share to common stockholders increased by 29.8% to $2.96 per share for the nine months ended September 30, 1996, from $2.28 per share for the same period in 1995. There were 49.0 million weighted average shares and common stock equivalents outstanding during the nine months ended September 30, 1996, compared to 48.6 million outstanding during the same period in 1995.

FINANCIAL CONDITION

     Total consolidated assets increased by 7.4% to $8,395.6 million at September 30, 1996, from $7,814.4 million at December 31, 1995. This increase was primarily due to increases in investments and cash of $117.9 million, premiums due and other receivables of $194.6 million, reinsurance recoverable on paid and unpaid losses of $103.0 million and prepaid reinsurance premiums of $62.7 million.

     The total financial statement value of investments and cash increased 3.0% to $4,075.4 million at September 30, 1996, from $3,957.5 million at December 31, 1995, due to cash flows from operating activity, partially offset by a decrease in the fair value of investments held. The Company's bond and short-term investment portfolio, which represented 91.1% of the total financial statement value of cash and investments, had an average Standard and Poor's quality rating of AA+, which remained unchanged from December 31, 1995. The financial statement value of the investment portfolio at September 30, 1996, included a net increase from amortized cost to fair value of $19.3 million for debt and equity investments, compared to a net increase of $109.2 million at December 31, 1995. At September 30, 1996, the Company recognized a cumulative unrealized gain of $12.5 million due to the net adjustment to fair value of debt and equity investments, after the applicable income tax effects, which was reflected as a separate component of stockholders' equity. This represents a net decrease to stockholders' equity of $58.5 million from the cumulative unrealized gain on debt and equity securities at December 31, 1995, of $71.0 million, after the applicable income tax effect.

     Total consolidated liabilities increased by 7.7% to $7,249.3 million at September 30, 1996, from $6,729.8 million at December 31, 1995. This increase was primarily due to increases in unearned premium reserves of $213.0 million, loss and loss adjustment expense reserves of $148.1 million and funds held under reinsurance contracts of $83.8 million.

     Common stockholders' equity increased 7.3% to $908.8 million at September 30, 1996, from $847.1 million at December 31, 1995. This increase was primarily attributable to net income of $144.9 million, offset by the net market depreciation of $58.5 million on debt and equity securities, after applicable income tax effect, and dividends to common stockholders of $14.2 million.

     The Company's insurance/reinsurance subsidiaries' statutory surplus increased to $1,182.7 million at September 30, 1996, from $1,109.6 million at December 31, 1995. Operating leverage, as measured by such subsidiaries' premiums-to-surplus ratio, on an annualized basis was 1.54 to 1 and 1.45 to 1 at September 30, 1996, and December 31, 1995, respectively.

     On March 29, June 28, and September 30, 1996, the Company paid cash dividends of $.08, $.11 and $.11, respectively, per share on all outstanding common shares.

     On August 13, 1996, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with MUNCHENER RUCKVERSICHERUNGS-GESELLSCHAFT AKTIENGESELLSCHAFT IN MUNCHEN, a company organized under the laws of Germany ("Munich Re"), and Puma Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Munich Re ("Sub"), pursuant to which Sub will merge with and into the Company (the "Merger"). As a result of the Merger, the outstanding shares of the Company's common stock, $.01 par value (the "Common Stock") will be converted into the right to receive $65.00 per share in cash. The Merger is conditioned upon, among other things, approval by holders of a majority of the Common Stock and receipt of certain regulatory and governmental approvals.

     On October 23, 1996, the Company filed with the Securities and Exchange Commission and mailed to its common stockholders of record as of October 21, 1996, its definitive proxy statement relating to a special meeting of the common stockholders of the Company to be held on November 21, 1996 at which they will be asked to approve and adopt the Merger Agreement. Assuming such stockholder approval is obtained, the closing of the transaction will be set to occur on November 25, 1996.

     On October 24, 1996, and November 4, 1996, respectively, the Delaware Department of Insurance and the New York State Insurance Department approved Munich Re's application for approval of the Merger.

No significant costs associated with the proposed merger have been reflected in the Company's third quarter financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company is an insurance holding company whose only material investment is in the capital stock of American Re-Insurance. The Company is dependent on dividends and tax allocation payments, primarily from American Re-Insurance, to meet its short- and long-term liquidity requirements, including its debt service obligations.

     The Company's cash flow from operations may be influenced by a variety of other factors, including cyclical changes in the property and casualty reinsurance market, insurance regulatory initiatives, and changes in general economic conditions. Liquidity requirements are met on a short- and long-term basis by funds provided by operations and from the maturity and the sale of investments. Cash provided by operations primarily consists of premiums collected, investment income, and reinsurance recoverable balances collected, less paid claims (including payments made to commute or settle reinsurance arrangements), retrocession payments, underwriting and interest expenses, QUIPS distributions, and income tax payments. Cash flows provided by operations for the Company were $221.9 million for the nine-month period ended September 30, 1996, down slightly from $262.8 million for the same period in 1995.

     Cash and cash equivalents were $274.6 million and $294.2 million at September 30, 1996, and December 31, 1995, respectively. Cash and short-term investments are maintained for liquidity purposes and represented 6.7% and 7.4% of total financial statement investments and cash on September 30, 1996, and December 31, 1995, respectively. The level of cash and cash equivalents decreased in order to benefit from higher rates of return from longer term securities, and was influenced by the Company's investment portfolio duration targets.

PART II.  OTHER INFORMATION

                             AMERICAN RE CORPORATION

Items 1 - 4 have been omitted as they are either inapplicable or the answer is negative.

Item 5. Other Information.


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

     The exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

(b) A report on Form 8-K was filed on August 14, 1996, pertaining to the Company's announcement that it had entered into an Agreement and Plan of Merger (the "Merger Agreement") with MUNCHENER RUCKVERSICHERUNGS-GESELLSCHAFT AKTIENGESELLSCHAFT IN MUNCHEN, ("Munich Re"), and Puma Acquisition Corp., a wholly-owned subsidiary of Munich Re ("Sub") dated as of August 13, 1996.

                             AMERICAN RE CORPORATION

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      AMERICAN RE CORPORATION
                                            (Registrant)



                                         /S/ James R. Fisher
                                      --------------------------
                                           James R. Fisher
                                       Duly Authorized Officer,
                                         Senior Vice President,
                                 Chief Financial and Accounting Officer



Dated: November 14, 1996

                             AMERICAN RE CORPORATION
                               INDEX TO EXHIBITS


                                                               Page Number in
                                                            Sequential Numbering
Exhibit No.                     Description                        System
----------            ------------------------------            ------------

2                   Agreement and Plan of Merger dated as
                    of August 13, 1996 among Munchener
                    Ruckversicherungs-Gesellschaft
                    Aktiengesellschaft in Munchen, Puma
                    Acquisition Corp. and American Re
                    Corporation, is incorporated by reference from the Company's Form 8-K as filed with the Securities and Exchange Commission of August 14, 1996.

4 Stockholders Agreement dated as of August 13, 1996 among American Re Associates, L.P., KKR Partners II, L.P., Munchener Ruckversicherungs-Gesellschaft
                    Aktiengesellschaft in Munchen and Puma
                    Acquisition Corp., is incorporated by
                    reference from the Company's Form 8-K as filed with the Securities and Exchange Commission of August 14, 1996.

27                  Financial Data Schedule

99 Press Release dated August 14, 1996, is incorporated by reference from the Company's Form 8-K as filed with the Securities and Exchange Commission of August 14, 1996.