Form 10-K405
period 1996-12-31
AMERICAN RE CORP
filed 1997-03-28
CIK 889217

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                                ---------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996                         Commission File #1-11688

                            AMERICAN RE CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      13-3672116
        (State or other jurisdiction                         (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

                             555 COLLEGE ROAD EAST
                          PRINCETON, NEW JERSEY 08543
                                 (609) 243-4200
    (Address including zip code, and telephone number, including area code, of registrant's principal executive office)

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                   Title of Each Class                            Name of Each Exchange on Which Registered
AMERICAN RE CAPITAL--8.5% CUMULATIVE QUARTERLY             NEW YORK STOCK EXCHANGE
INCOME PREFERRED SECURITIES (AND THE GUARANTEE BY
AMERICAN RE CORPORATION WITH RESPECT THERETO)

                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_X_]

100% of the Company' s voting stock is owned by Munich Reinsurance Company. At March 27, 1997, the number of shares outstanding of the registrant's common stock was 100.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            AMERICAN RE CORPORATION

                               TABLE OF CONTENTS

      ITEM                                                                                                            PAGE
-----------                                                                                                           -----
                                                            PART I
        1.   Business............................................................................................           1
        2.   Properties..........................................................................................          29
        3.   Legal Proceedings...................................................................................          29
        4.   Submission of Matters to a Vote of Security Holders.................................................          30

                                                           PART II
        5.   Market for the Company's Common Equity and Related Stockholder Matters..............................          30
        6.   Selected Financial Information of the Company and American Re-Insurance.............................          31
        7.   Management's Discussion and Analysis of the Company's Results of Operations and Financial
             Condition...........................................................................................          32
        8.   Financial Statements and Supplementary Data.........................................................          39
        9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................          40

                                                           PART III
       10.   Directors and Executive Officers of the Registrant..................................................          41
       11.   Executive Compensation..............................................................................          43
       12.   Security Ownership of Certain Beneficial Owners and Management......................................          45
       13.   Certain Relationships and Related Transactions......................................................          46

                                                           PART IV
       14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................................          46

                                     PART I

    Unless indicated otherwise, all financial data presented herein are derived from or based on the Company's consolidated financial statements prepared in accordance with generally accepted accounting principles ("GAAP"). Statutory data, where specifically identified as such, is presented on a combined basis for American Re-Insurance Company and American Alternative Insurance Corporation.

    This report contains certain forward-looking statements concerning the Company's operations, economic performance and financial condition, including, in particular the likelihood of the Company's success in developing and expanding its business. These statements are based upon a number of assumptions and estimates which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of the Company, and reflect future business decisions which are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company's results.

ITEM 1. BUSINESS

THE COMPANY AND AMERICAN RE-INSURANCE

    American Re Corporation (the "Company"), is the holding company for American Re-Insurance Company ("American Re-Insurance"), a reinsurance company that underwrites property and casualty reinsurance directly in the United States and international markets. American Re-Insurance was founded in 1917 as the first U.S.-owned reinsurance company. American Re-Insurance underwrites property and casualty reinsurance on a direct basis in both the domestic and international markets. American Re-Insurance is one of only five direct writers of reinsurance in the United States at December 31, 1996, including its affiliated company, Munich American Reinsurance Company. Direct writers provide reinsurance directly to primary insurance companies without the assistance of reinsurance brokers. Based on statutory net premiums written of $1,908.2 million in 1996, American Re-Insurance ranked as the second largest property and casualty reinsurer in the U.S. The Company had total assets of $8,403.6 million and stockholders' equity of $969.5 million at December 31, 1996.

    The Company is a wholly-owned subsidiary of Munchener
Ruckversicherungs-Gesellschaft Aktiengesellschaft in Munchen ("Munich Re"), a company organized under the laws of Germany. Munich Re is the world's largest reinsurance company, based on 1995 net premiums written, according to BUSINESS INSURANCE.

    On August 13, 1996, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Munich Re and Puma Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Munich Re. Pursuant to the terms of the Merger Agreement, on November 25, 1996, following approval of the Merger by the Company's stockholders and by the applicable regulatory authorities, Puma Acquisition Corp. was merged with and into the Company, which became a wholly-owned subsidiary of Munich Re (the "Acquisition"), and all of the outstanding shares of the Company's common stock, $.01 par value (the "Common Stock"), were converted into the right to receive $65.00 per share in cash (the "Merger Consideration"). The aggregrate consideration paid by Munich Re was $3,278.3 million. On November 26, 1996, the Company's Common Stock was voluntarily delisted from the New York Stock Exchange.

    As a result of the Acquisition, Munich Re and the Company are contemplating various alternatives for integrating all or a portion of the operations of American Re-Insurance during 1997 with all or a portion of certain other operations of Munich Re in the United States, including Munich American Reinsurance Company ("Munich American Reinsurance") and the operations of the United States branch of Munich Re. There can be no assurance that any such integration will occur on the timetable currently contemplated, or as to the form that any such integration could take. Any plan for integration would be subject to, among other things, an analysis by Munich Re and the Company of the accounting, operational and legal implications of such integration, the negotiation and execution of definitive agreements as to value and other matters, as well as a variety of other factors that are beyond the Company's control, including, without limitation, the consent of certain of the other shareholders of Munich American Reinsurance and application for and receipt of insurance and other regulatory approvals. There can be no assurance as to the impact of any such integration on the business condition (financial or otherwise) or prospects of the Company.

    Munich American Reinsurance had total statutory admitted assets of $1,567.8 million and policyholders' surplus of $361.0 million at December 31, 1996. Munich American Reinsurance had $451.6 million of net written premiums for the year ended December 31, 1996. The United States branch of Munich Re had total statutory admitted assets of $1,505.1 million and policyholders' surplus of $625.4 million as of December 31, 1996. The United States branch of Munich Re had $266.1 million of net written premiums for the year ended December 31, 1996.

    To assist in its reinsurance business, American Re operates in the alternative market through a primary insurance company, American Alternative Insurance Corporation ("American Alternative"). (American Alternative and American Re-Insurance together are the "insurance/reinsurance subsidiaries.")

    On December 24, 1996, the Company defeased in-substance its existing issue of 10 7/8% Senior Subordinated Debentures due 2004 (the "Debentures"). The Company plans to redeem all then outstanding Debentures (currently $450 million in principal amount) on or about September 19, 1997, at 104.75% of par, plus accrued interest to the date of redemption, in accordance with the terms of the indenture under which the Debentures were issued.

    In connection with the in-substance defeasance of the Debentures, the Company sold $500.0 million aggregate principal amount of its Senior Notes due December 15, 2026 (the "Notes") on December 24, 1996. The Notes bear interest at the rate of 7.45% annually, payable on June 15 and December 15 each year. The offering price of the notes was 99.687% of the aggregate principal amount, resulting in a yield to maturity of 7.476%.

    The net proceeds of $494.1 million from the offering of the Notes, in addition to $7.7 million of funds from the working capital of the Company, were simultaneously deposited with the trustee under the indenture for the Debentures (the "Indenture"). The net proceeds were invested in U.S. Government Obligations, as provided in the Indenture, which provide the trustee with funds sufficient to complete the redemption of the Debentures in September, 1997, and to make all interest payments that will become due on the Debentures through the date of redemption.

    The Notes are redeemable in whole or in part, at the option of the Company at any time, at a redemption price equal to the greater of (i) 100% of the principal amount of such Notes and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted, on a semiannual basis, at the rate per annum equal to the yield to maturity of the United States Treasury security issue of comparable maturity to the remaining term of the Notes, plus 15 basis points, together with accrued interest to the date of redemption. The Indenture contains certain covenants, including, but not limited to, covenants imposing limitations on liens, and restrictions on mergers and sale of assets.

    The Notes were not registered under the Federal Securities Act of 1933 or registered or qualified under the securities laws of the various states. Pursuant to the terms of the Notes, the Company agreed to make an offer to exchange the Notes for a new issue of debt securities of the Company which would be registered under the Securities Act of 1933, with terms substantially similar to the Notes (the "Exchange Offer"). The Exchange Offer was completed on March 14, 1997 with 100% of the holders of the $500 million aggregate principal amount of the Notes accepting the Exchange Offer.

    On January 27, 1997, A.M. Best reaffirmed its "A+ (Superior)" rating of American Re-Insurance, the second highest of A.M. Best's 15 qualitative ratings. American Re-Insurance has been rated "A+ (Superior)" since March 3, 1993. "A+ (Superior)" is assigned by A.M. Best to those companies which, in its opinion, have demonstrated superior overall performance when compared to the standards established by A.M. Best and have demonstrated a very strong ability to meet their policyholder and other contractual obligations over a long period of time. According to A.M. Best, the objectives of its rating system are to evaluate the factors affecting overall performance of an insurance or reinsurance company and to provide

A.M. Best's opinion of the company's relative financial strength and ability to meet its obligation to policyholders currently and in the future.

    On December 10, 1996, Standard & Poors Corporation ("S&P") raised American Re-Insurance's claims paying ability rating to "AAA." An "AAA" rating represents the highest of S&P's ratings. A rating of "AAA" is assigned by S&P to those companies which, in its opinion, have superior financial security on an absolute and relative basis and their capacity to meet policyholder obligations is overwhelming under a variety of economic and underwriting conditions.

    On December 13, 1996, Moody's Investors Service ("Moody's") raised American Re-Insurance's financial strength rating to "Aaa." An "Aaa" rating represents the highest of Moody's 19 qualitative ratings. A rating of "Aaa" is assigned by Moody's to those companies which, in Moody's opinion, offer exceptional financial security.

    There can be no assurance that American Re-Insurance will continue to be rated "A+ (Superior)" by A.M. Best, "AAA" by S&P or Aaa by Moody's.

    The following chart provides certain information concerning the Company and its subsidiaries:

                                                           STATE/COUNTRY/DATE                PRIMARY
NAME                                                        OF INCORPORATION           BUSINESS ACTIVITIES
---------------------------------------------------------  -------------------  ---------------------------------
American Re Corporation(1)                                 Delaware/1991        Holding Company
  American Re-Insurance Company                            Delaware/1917        Reinsurance
    American Re Inversiones, S.A.                          Chile/1986           Holding Company
      American Re-Insurance Company (Chile) S.A.           Chile/1981           Reinsurance
  American Alternative Insurance Corporation               New York/1923        Alternative Market Insurance
  American Re Asset Management, Inc.                       Delaware/1995        Investment Management
  American Re Capital                                      Delaware/1995        Business Trust
  AM-RE Managers, Inc.                                     Delaware/1988        Alternative Markets
    Becher + Carlson Risk Management Inc.                  California/1983      Risk Management
      Becher + Carlson Management, Ltd.                    Bermuda/1981         Captive Management
        Becher + Carlson Brokerage, Ltd.                   Bermuda/1986         Brokerage
          AM-RE Managers (Bermuda) Ltd.                    Bermuda/1990         Underwriting Management
      Becher + Carlson Insurance Services, Inc.            California/1981      Agency
        AM-RE Brokers, Inc.                                Delaware/1978        Reinsurance Brokerage
      Becher + Carlson Insurance Agency of Ohio            Ohio/1994            Agency
  AM-RE Services, Inc.                                     Delaware/1980        Consulting Services
    AM-RE Consultants, Inc.                                Delaware/1994        Consulting Services
  American Re Holdings, Ltd.                               England/1988         Holding Company
    American Re Management, Ltd.                           England/1988         Underwriting Management
    American Re Managers International, Ltd.               England/1988         Representative Office
    American Re Management (Vienna) GmbH                   Austria/1991         Representative Office
    ARB International, Ltd.                                England/1989         Lloyd's Brokerage
    Risk Management Partners, Ltd.(2)                      England/1994         Insurance Joint Venture
  Princeton Eagle Holding (Bermuda) Limited.               Bermuda/1994         Holding Company
    Princeton Eagle Insurance Company Limited.             Bermuda/1994         Rent-a-Captive Facility
  Princeton Eagle West Holding Inc.                        Delaware/1995        Holding Company
    Princeton Eagle West Insurance Company                 Bermuda/1995         Rent-a-Captive Facility
  The Princeton Excess and Surplus Lines Insurance         Delaware/1995        Surplus Lines Insurance
    Company

------------------------
(1) Indentations indicate subsidiaries. All ownership is 100% of common stock other than directors' qualifying shares or where local laws or customs in foreign jurisdictions require multiple shareholders (for example, American Re Managers International, Ltd. owns 1 share of American Re Management (Vienna) (GmbH).
(2) A joint venture 50% owned by American Re Holdings, Ltd. and 50% owned by Arthur J. Gallagher (UK) Ltd.

OVERVIEW OF THE REINSURANCE INDUSTRY

    Reinsurance is a form of insurance in which a reinsurer indemnifies a primary insurer against part or all of the liability assumed by the primary insurer under one or more insurance policies. Reinsurance provides a primary insurer with several major benefits: a reduction in net liability on individual risks, protection against catastrophic losses and assistance in maintaining acceptable financial ratios. Reinsurance also provides a primary insurer with additional underwriting capacity in that the primary insurer can accept larger risks and can expand the book of business it underwrites at a faster rate than would be possible while maintaining acceptable financial ratios without a corresponding increase in its capital and surplus position.

    There are two basic types of reinsurance agreements: treaty contracts and facultative certificates. A treaty is an agreement, usually renewable on an annual basis, between a primary insurer and a reinsurer under which the primary insurer is required to cede and the reinsurer is required to assume a specified portion of a type or category of risks insured by the primary insurer under designated types of policies issued during the term of the treaty contract. Under a facultative certificate, the primary insurer cedes and the reinsurer assumes all or part of the risks insured under a single primary insurance policy. A facultative certificate is separately negotiated for each risk or group of risks ceded. Facultative reinsurance is normally purchased by insurance companies for individual risks not covered by their reinsurance treaties, for excess losses on risks covered by their reinsurance treaties, and for unusual risks.

    Reinsurers indemnify primary insurers in treaties and facultative certificates on either a pro rata or excess of loss basis. In the case of pro rata reinsurance, the reinsurer, in return for a predetermined portion or share of the insurance premium charged by the primary insurer, indemnifies the primary insurer against a predetermined portion of the losses and loss adjustment expenses ("LAE") of the primary insurer under the covered primary policy or policies. In the case of excess of loss reinsurance, the reinsurer indemnifies the primary insurer against all or a specific portion of losses on underlying insurance policies in excess of a specified dollar amount, known as the "retention" or "attachment point," most often subject to a negotiated limit. Premiums payable to the reinsurer by the primary insurer for excess of loss coverage are not directly proportional to the premiums the primary insurer receives because the reinsurer does not assume a proportionate risk.

    Excess of loss reinsurance is often written in layers, with one reinsurer taking the risk from the primary insurer's retention layer up to a specified amount, at which point another reinsurer takes over the excess liability or the excess liability reverts back to the primary insurer. Excess of loss reinsurance allows the reinsurer to better control the relationship of the premium charged to the exposures assumed. The reinsurer taking on the risk just above the primary insurer's retention layer is said to write "working layer" or "low layer" excess of loss reinsurance. A loss that reaches just beyond the primary insurer's retention layer will create a loss for the lower layer reinsurer, but not for the reinsurers on higher layers. Losses incurred in low layer reinsurance tend to be more predictable than those in high layers due to a higher expected frequency of losses.

    Reinsurers typically purchase reinsurance to cover their own risk exposure. Reinsurance of reinsurance is called a retrocession. Reinsurance companies cede risks under retrocessional agreements to other reinsurers, commonly referred to as retrocessionaires, for reasons similar to those that cause primary insurers to purchase reinsurance, namely to reduce net liability on individual risks, to protect against catastrophic losses, to stabilize financial ratios and to obtain additional underwriting capacity. See "--Risk Management and Retrocession Arrangements."

BUSINESS STRATEGY

    The Company's business objective is to maximize profitability throughout the property and casualty underwriting cycle. The Company seeks to achieve this objective through a strategy of (i) marketing based upon client needs, referred to as its "whole account" approach, (ii) capitalizing on its financial resources and position as a direct writer by emphasizing long-term client relationships,
(iii) adjusting its mix of business to react to changing market conditions, (iv) maintaining a conservative investment portfolio and (v) utilizing prudent actuarial practices in pricing its business and establishing its loss reserves.

    In marketing its products, the Company has developed the whole account approach pursuant to which each client is assigned a team of specialists including treaty, facultative and other services specialists, headed by a client relationship manager. The Company's financial resources and client base allow it to maintain a large staff of talented specialists focusing on these service areas. The whole account approach allows the Company to make available to clients products and services closely tailored to their needs, and to integrate the marketing of its products and services with the underwriting of reinsurance risks. These services include investment management, risk management, actuarial analysis, financial analysis, claims management, data processing, due diligence for mergers and acquisitions, reinsurance and insurance brokerage, captive and risk retention group management services and underwriting management services. See "--Fee-Based Services."

    The Company adjusts its mix of business as market conditions change and opportunities arise. In the protracted soft market that currently exists, the Company writes more excess of loss business and opportunistic pro-rata treaties in order to better control the relationship between premiums received and the risk exposure underwritten. The Company also adjusts its premiums written from period to period between the traditional and alternative markets, and domestic and international markets, based on opportunities presented.

    The Company follows a conservative investment strategy that primarily emphasizes maintaining a high-quality fixed income investment portfolio that generates high current income. The Company's current investment strategy does not contemplate material investment in non-investment grade securities, commercial real estate, or commercial mortgages.

    The Company employs a staff of over 40 actuaries who are integrated into all of its major operating processes that include: account selection; risk evaluation; rating and pricing; return on equity modeling; consulting assistance to clients; and establishment of the Company's loss reserves. The Company believes this integration allows for a comprehensive, technical approach to pricing its business. Different actuarial units support the pricing for each of the Company's operating divisions. The Company also maintains a Reserve Analysis Unit which is responsible for continuously monitoring the Company's loss reserve position. This Unit works together with the rating and pricing actuaries in evaluating the Company's loss reserve position relative to its pricing levels and mix of business (e.g., property versus casualty, excess of loss versus pro rata, low versus moderate versus high hazard and attachment point).

    The Company manages and diversifies its risk through the careful underwriting of risks, active claims management, the purchase of its retrocessional coverage and the selective commutation of certain reinsurance contracts. The Company's normal business practice is to retrocede a portion of most risks assumed and to purchase additional reinsurance for catastrophic events. See "--Risk Management and Retrocessional Arrangements."

MARKETING AND CUSTOMERS

    American Re's treaty and facultative products are marketed domestically to insurance companies by the Company's Domestic Insurance Company Operations ("DICO") and to the alternative market by AM-RE Managers ("ARMI"). Internationally, both types of products are marketed through International

Operations. See "--International Operations." Net written premium by operating unit by reinsurance type was as follows:

                                                                          YEAR ENDED DECEMBER 31,
                                                      ----------------------------------------------------------------
                                                              1996                  1995                  1994
                                                      --------------------  --------------------  --------------------
                                                          $          %          $          %          $          %
                                                      ---------  ---------  ---------  ---------  ---------  ---------
                                                                              ($ IN MILLIONS)
DICO
  Treaty............................................  $   847.8       44.6% $   672.9       41.3% $   561.3       36.1%
  Facultative.......................................      329.7       17.3      282.5       17.3      266.6       17.2
                                                      ---------  ---------  ---------  ---------  ---------  ---------
      Total.........................................    1,177.5       61.9      955.4       58.6      827.9       53.3

ARMI
  Treaty............................................       99.5        5.2      101.1        6.2      246.9       15.9
  Facultative.......................................      182.8        9.6      192.5       11.8      169.2       10.9
                                                      ---------  ---------  ---------  ---------  ---------  ---------
      Total.........................................      282.3       14.8      293.6       18.0      416.1       26.8

International Operations
  Treaty............................................      411.4       21.6      354.2       21.8      294.9       19.0
  Facultative.......................................       31.2        1.7       26.3        1.6       14.4        0.9
                                                      ---------  ---------  ---------  ---------  ---------  ---------
      Total.........................................      442.6       23.3      380.5       23.4      309.3       19.9

Consolidated
  Treaty............................................    1,358.7       71.4    1,128.2       69.3    1,103.1       71.0
  Facultative.......................................      543.7       28.6      501.3       30.7      450.2       29.0
                                                      ---------  ---------  ---------  ---------  ---------  ---------
      Grand Total...................................  $ 1,902.4      100.0% $ 1,629.5      100.0% $ 1,553.3      100.0%
                                                      ---------  ---------  ---------  ---------  ---------  ---------
                                                      ---------  ---------  ---------  ---------  ---------  ---------

    Treaty marketing to insurance company clients through DICO primarily focuses on small- to medium-sized regional property and casualty insurers with annual gross premium writings of less than $500 million. These generally highly-rated regional insurers generally require higher levels of reinsurance than larger, better capitalized primary insurers and tend to rely more heavily on the Company for their reinsurance needs. Such regional insurers also have greater need for American Re-Insurance's high level of insurance skills and services. DICO's facultative business is marketed to both large primary insurers that comprise the largest segment of the commercial insurance market and smaller regional primary insurers whose commercial insurance risks are more limited in volume and scope.

    American Re-Insurance's insurance and reinsurance marketing efforts in the alternative market through ARMI focus on large commercial insurance buyers, such as major corporations and governmental entities, seeking alternatives to the primary insurance companies that traditionally service these insurance buyers. These large commercial enterprises, which retain or self-insure risks (through captives, risk retention groups or other means) as an alternative to procuring traditional insurance, are developing the same financial concerns and administrative characteristics as insurance companies as they retain increasing levels of risk. ARMI works with insurance brokers, ultimate insureds and their captives or risk retention groups to provide specialized insurance/reinsurance coverages to fit their particular needs.

    As part of the Company's strategy to service the needs of the alternative market, the Company acquired American Alternative Insurance Corporation ("American Alternative") in 1994. American Alternative, formerly American Union Reinsurance Company, is a New York domiciled insurance company licensed to write insurance or reinsurance in all fifty states plus the District of Columbia.

    International Operations markets both treaty and facultative reinsurance outside the United States. International Operations maintains offices in fifteen major international cities: Beijing, Bermuda, Bogota, Brussels, Buenos Aires, Cairo, London, Melbourne, Mexico City, Montreal, Santiago, Singapore, Sydney,

Toronto and Tokyo. The geographic diversity of the international market for reinsurance requires decentralized operations. To maintain quality performance under these circumstances, International Operations has staffed its offices with experienced local personnel. Approximately 66% of International Operations' business is treaty property, which includes ocean marine and aviation business.

    The Company underwrites its business on a worldwide basis for many different clients and for many lines of property/casualty business. Its products provide a broad array of coverages. However, the amount of business written with respect to a particular customer is not the sole basis for determining the risk in the Company's exposure to such customer. Many factors such as net retentions, loss exposures and loss expense ratios must be evaluated to determine such exposure. Taking all of these factors into account, the net income of the Company is not materially dependent on a single customer, small group of customers, line of business or geographical area. The Company believes the loss of any single customer would not have a material adverse effect on its financial condition or earnings. The Company assumed net premiums written from a domestic treaty client of $136.3 million, or 7.1% of total premiums written, and $146.9 million, or 9.0% of total premiums written in 1996 and 1995, respectively. The Company assumed net premiums written from another client of $128.4 million, or 6.7% of total premiums written in 1996.

INSURANCE/REINSURANCE UNDERWRITING

    The Company's property and casualty insurance/reinsurance business includes the insurance/reinsurance of risks set forth in the following table by statutory annual statement line of business classifications for the years ended December 31, as indicated:

                                                                               GAAP NET PREMIUMS WRITTEN
                                                            ----------------------------------------------------------------
                                                                         % OF                  % OF                  % OF
LINE OF BUSINESS                                              1996       TOTAL      1995       TOTAL      1994       TOTAL
----------------------------------------------------------  ---------  ---------  ---------  ---------  ---------  ---------

                                                                                 (DOLLARS IN MILLIONS)
Fire......................................................  $   161.3        8.5% $   170.0       10.4% $   145.8        9.4%
Allied lines..............................................       29.0        1.5       26.7        1.6       24.4        1.6
Homeowners multi peril....................................       53.9        2.8       34.5        2.1       25.3        1.6
Commercial multi peril....................................      179.2        9.4      177.7       10.9      144.4        9.3
Ocean marine..............................................       65.5        3.4       62.2        3.8       45.9        3.0
Inland marine.............................................       23.1        1.2       26.0        1.6       16.9        1.1
Earthquake................................................       26.8        1.4       24.2        1.5       17.5        1.1
Workers' compensation.....................................      411.1       21.6      338.3       20.8      396.5       25.5
Other liability...........................................      384.7       20.2      310.6       19.1      306.8       19.8
Auto liability............................................      367.8       19.3      282.0       17.3      253.8       16.3
Auto physical damage......................................       48.9        2.6       30.6        1.9       27.0        1.7
Fidelity and surety.......................................       48.7        2.6       37.3        2.3       38.2        2.5
Other (1).................................................      102.4        5.5      109.4        6.7      110.8        7.1
                                                            ---------  ---------  ---------  ---------  ---------  ---------
Line of business total....................................  $ 1,902.4      100.0% $ 1,629.5  $   100.0% $ 1,553.3      100.0%
                                                            ---------  ---------  ---------  ---------  ---------  ---------
                                                            ---------  ---------  ---------  ---------  ---------  ---------

------------------------

(1) Includes premium amounts for lines of business such as, group and other accident and health, aircraft, glass, burglary and theft, boiler and machinery, credit, international bulk class codes, and American Re-Insurance Company (Chile) S.A.

    The Company generally seeks to avoid assuming material exposures for asbestos, environmental and other difficult risks. When, in the opinion of management, such exposures may be material under a particular contract, the insurance/reinsurance subsidiaries either exclude the exposure, set a limit for the potential for losses, or gains assurance that the ceding company is following conservative and professional claims and underwriting practices. See "--Reserves for Unpaid Losses and Loss Adjustment Expenses."

    In 1996, approximately 71%, or $1,358.7 million, of net premiums written were on a treaty basis, with the balance written on a facultative basis. This is consistent with the trend since 1991, when approximately 70%, or $629.8 million, of net premiums were written on a treaty basis and the remainder on a facultative basis. See the table "Summary Underwriting Data".

    The mix of insurance/reinsurance business based on statutory gross premiums written is set forth in the following table for the periods indicated:

                                                                  YEAR ENDED DECEMBER 31,
                             -------------------------------------------------------------------------------------------------
                                     1996                  1995                  1994                  1993            1992
                             --------------------  --------------------  --------------------  --------------------  ---------

                                                                   (DOLLARS IN MILLIONS)
Treaty Property
  Pro Rata.................  $   467.1       20.3% $   419.4       20.9% $   353.3       18.4% $   320.0       19.5% $   303.1
  Excess...................      212.3        9.2      245.2       12.2      212.0       11.0      218.9       13.4      107.4
                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
    Total..................      679.4       29.5      664.6       33.1      565.3       29.4      538.9       32.9      410.5

Treaty Casualty
  Pro rata.................      583.2       25.3      374.5       18.6      410.8       21.4      345.1       21.1      235.5
  Excess...................      311.3       13.5      320.2       16.0      360.9       18.8      245.3       15.0      245.8
                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
    Total..................      894.5       38.8      694.7       34.6      771.7       40.2      590.4       36.1      481.3

Facultative Property
  Pro rata.................       73.0        3.2       59.1        3.0       56.0        2.9       51.1        3.1       39.4
  Excess...................      107.6        4.7       88.8        4.4       63.2        3.3       62.2        3.8       42.4
                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
    Total..................      180.6        7.9      147.9        7.4      119.2        6.2      113.3        6.9       81.8

Facultative Casualty
  Pro rata.................        2.5        0.1        0.2        0.0        0.6        0.0        1.7        0.0        0.6
  Excess...................      546.6       23.7      499.2       24.9      466.3       24.2      393.3       24.1      339.1
                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
    Total..................      549.1       23.8      499.4       24.9      466.9       24.2      395.0       24.1      339.7

Grand Total                  $ 2,303.6      100.0% $ 2,006.6      100.0% $ 1,923.1      100.0% $ 1,637.6      100.0% $ 1,313.3
                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------



Treaty Property
  Pro Rata.................       23.1%
  Excess...................        8.2
                             ---------
    Total..................       31.3
Treaty Casualty
  Pro rata.................       17.9
  Excess...................       18.7
                             ---------
    Total..................       36.6
Facultative Property
  Pro rata.................        3.0
  Excess...................        3.2
                             ---------
    Total..................        6.2
Facultative Casualty
  Pro rata.................        0.1
  Excess...................       25.8
                             ---------
    Total..................       25.9
Grand Total                      100.0%
                             ---------
                             ---------

    In 1996, approximately 33% or $523.6 million, of statutory gross treaty premiums written were derived from excess of loss treaties and the remainder from pro rata treaties, compared to 42%, or $565.4 million, in 1995, and 43%, or $572.9 million, in 1994. Approximately 90%, or $654.2 million, of gross facultative premiums in 1996 were written on an excess of loss basis, compared to 91%, or $588.0 million, in 1995, and 90%, or $529.5 million, in 1994. Excess of loss reinsurance is written on all layers of reinsurance, from the lower ("working") layers to the higher layers where claims are not reported until working layer coverage has been exhausted through unusual or catastrophic circumstances or events. The Company, however, concentrates on working layer reinsurance because of its greater predictability based upon statistical loss experience. Much of the Company' s recent pro rata treaty growth emanates from several new treaties with growth-oriented, regional insurance companies. These treaties contain combined ratio caps, and other features, which protect the Company from unlimited adverse experience that potentially could be associated with pro rata treaties.

    The following table sets forth certain information with respect to the treaty and facultative reinsurance written by American Re-Insurance and the Company for the periods indicated:

          SUMMARY UNDERWRITING DATA (GAAP BASIS, EXCEPT AS INDICATED)

                                               AMERICAN
                                             RE-INSURANCE
                                             (PREDECESSOR
                                               COMPANY)                              THE COMPANY
                                            ---------------  -----------------------------------------------------------
                                              NINE MONTHS     THREE MONTHS
                                                 ENDED            ENDED
                                             SEPTEMBER 30,    DECEMBER 31,             YEAR ENDED DECEMBER 31,
                                            ---------------  ---------------  ------------------------------------------
                                                 1992             1992          1993       1994       1995       1996
                                            ---------------  ---------------  ---------  ---------  ---------  ---------
                                                                       (DOLLARS IN MILLIONS)
Net Premiums Written:
  Treaty..................................     $   467.7        $   211.6     $   952.5  $   1,103  $ 1,128.2  $ 1,358.7
  Facultative.............................         274.0             67.0         410.9      450.2      501.3      543.7
                                                  ------           ------     ---------  ---------  ---------  ---------
  Total net premiums written..............     $   741.7        $   278.6     $ 1,363.4  $ 1,553.3  $ 1,629.5  $ 1,902.4
                                                  ------           ------     ---------  ---------  ---------  ---------
                                                  ------           ------     ---------  ---------  ---------  ---------

Net premiums earned:
  Treaty..................................     $   455.6        $   206.5         886.1  $ 1,047.4  $ 1,075.6  $ 1,304.8
  Facultative.............................         237.1             64.2         363.8      414.0      455.3      491.9
                                                  ------           ------     ---------  ---------  ---------  ---------
  Total net premiums earned...............     $   692.7        $   270.7     $ 1,249.9  $ 1,461.4  $ 1,530.9  $ 1,796.7
                                                  ------           ------     ---------  ---------  ---------  ---------
                                                  ------           ------     ---------  ---------  ---------  ---------

Losses and LAE:
  Treaty..................................     $   329.6        $   179.7     $   605.6  $   761.6  $   876.1  $   909.4
  Facultative.............................         142.4             21.6         191.3      249.4      464.1      258.4
                                                  ------           ------     ---------  ---------  ---------  ---------
  Total losses and LAE....................     $   472.0        $   201.3     $   796.9  $ 1,011.0  $ 1,340.2(1) $ 1,167.8
                                                  ------           ------     ---------  ---------  ---------  ---------
                                                  ------           ------     ---------  ---------  ---------  ---------

Underwriting expenses:
  Treaty..................................     $   153.4        $    48.1     $   280.0  $   298.3  $   309.1  $   377.9
  Facultative.............................          92.1             28.4         123.5      141.0      143.3      155.6
                                                  ------           ------     ---------  ---------  ---------  ---------
  Total underwriting expenses.............     $   245.5        $    76.5     $   403.5  $   439.3  $   452.4  $   533.5
                                                  ------           ------     ---------  ---------  ---------  ---------
                                                  ------           ------     ---------  ---------  ---------  ---------
Underwriting gains (losses):
  Treaty..................................     $   (27.4)       $   (21.3)    $     0.5  $   (12.5) $  (109.6) $    17.5
  Facultative.............................           2.6             14.2          49.0       23.6     (152.1)      77.9
                                                  ------           ------     ---------  ---------  ---------  ---------
  Total underwriting gains (losses)            $   (24.8)       $    (7.1)    $    49.5  $    11.1  $  (261.7) $    95.4
                                                  ------           ------     ---------  ---------  ---------  ---------
                                                  ------           ------     ---------  ---------  ---------  ---------
Loss and LAE ratios:
  Treaty..................................          72.3%            87.0%         69.3%      72.7%      81.4%      69.7%
  Facultative.............................          60.0             33.7          52.3       60.3      101.9       52.5
  Total loss and LAE ratios...............          68.1%            74.4%         63.8%      69.2%      87.5%(1)      65.0%
                                                  ------           ------     ---------  ---------  ---------  ---------
                                                  ------           ------     ---------  ---------  ---------  ---------
Underwriting expense ratios:
  Treaty..................................          33.7%            23.3%         31.6%      28.5%      28.7%      29.0%
  Facultative.............................          38.9             44.1          34.0       34.1       31.5       31.6
  Total underwriting expense ratios.......          35.5%            28.2%         32.3%      30.0%      29.6%      29.7%
                                                  ------           ------     ---------  ---------  ---------  ---------
                                                  ------           ------     ---------  ---------  ---------  ---------
Combined ratios:
  Treaty..................................         106.0%           110.3%         99.9%     101.2%     110.1%      98.7%
  Facultative.............................          98.9             77.8          86.3       94.4      133.4       84.1
  Total combined ratios...................         103.0%           102.6%         96.1%      99.2%     117.1%      94.7%
                                                  ------           ------     ---------  ---------  ---------  ---------
                                                  ------           ------     ---------  ---------  ---------  ---------
Statutory combined ratios:
  Treaty..................................         104.1%           112.8%        103.9%     106.3%     115.7      101.1%
  Facultative.............................          96.1             79.7          87.9       96.7      133.0       84.9
  Total statutory combined ratios.........         101.9%           105.0%         99.5%     103.8%     121.0%      96.6%
                                                  ------           ------     ---------  ---------  ---------  ---------
                                                  ------           ------     ---------  ---------  ---------  ---------

------------------------

(1) The increase in 1995 was primarily due to the charge for loss reserve strengthening for Latent Liability Exposures. See "Reserves for Unpaid Losses and Loss Adjustment Expenses--Charge for Loss Reserve Strengthening."

    FACULTATIVE REINSURANCE. Under a facultative certificate, the primary insurer cedes and the reinsurer assumes part or all of the risks insured by the primary insurer under a single primary insurance policy. Facultative reinsurance, therefore, involves a review of each individual risk, with the reinsurer having the right to accept or reject each risk. Because facultative reinsurance usually involves the assumption of greater risks than treaty reinsurance and is sold in separate transactions, facultative reinsurance is typically priced for higher profit margins than treaty business. However, the reinsurer's losses may be higher for facultative business because the reinsurer may assume a higher potential liability and because the risks involved may be more volatile. In addition, underwriting expenses and, in particular, personnel costs, are higher on facultative business because each risk is individually underwritten and administered.

    In 1996, 1995, and 1994, $543.7 million, $501.3 million, and $450.2 million, respectively, of net premiums written were on a facultative basis, representing 28.6%, 30.7% and 29.0%, respectively, of aggregate net premiums written.

    The Company's emphasis on direct underwriting has enabled it to develop many stable facultative relationships, which allow a large proportion of the facultative risks to be assumed on a "program" basis. Under this approach, which encompasses treaty concepts, pricing is agreed upon in advance for homogeneous risks and such risks are assumed without individual review, subject only to after-the-fact review and rejection as appropriate.

    Facultative underwriters are given underwriting guidelines specifying the classes of risks that may be underwritten and outlining the limits and risk exposure sought. Specified classes of risks and large premium risks must be referred to the home office for specific review before premium quotations are given to clients. In addition, certain classes of risks must be submitted for review regardless of the size of the reinsurance premium or size of the insured on the underlying policy being reinsured because of their aggregate limits, complexity or volatility. The Company utilizes internal control review procedures to verify that these guidelines are adhered to.

    TREATY REINSURANCE. A treaty is a contractual arrangement, usually renewable annually, between a primary insurer and a reinsurer under which the primary insurer must cede and the reinsurer must assume a specified portion of a type or category of risks. Accordingly, under its treaties, the Company assumes risks without having reviewed them individually.

    The Company actively solicits treaty clients that meet its underwriting criteria. Since 1993, DICO has added 32 DICO treaty clients (for a total of 137 clients as of January 1, 1997). Net treaty premium volume has grown approximately 116% from 1991 to 1996 because of both premiums written from new clients as well as expansion of existing client accounts. In 1996, 1995 and 1994, $1,358.7 million, $1,128.2 million, and $1,103.1 million, respectively, of net premiums written were on a treaty basis, representing 71.4%, 69.3% and 71.0% respectively, of aggregate net premiums written.

    Through underwriting procedures, treaties are screened for compliance with general standards for ceding insurers and risks to be assumed and are then priced based on actuarial models the Company has developed. The actuarial models are tailored in each case to the risk exposures underlying the specific treaty and the loss experience for the risk covered thereunder. The Company determines whether to write or renew a particular treaty by considering many factors, including its past experience with the client, the types of risks to be covered, total exposure to risks underwritten by the client or to the type of risk to be assumed, and its evaluation of the client's financial strength, claims handling ability, and overall underwriting capability.

    The Company has a policy of conducting underwriting and claims audits of a client company before entering into any treaty with that client. Underwriting audits focus on the quality of the potential client's underwriting staff, the selection and pricing of risks, and its price monitoring system. Claims audits measure the success of the potential client in controlling claims and related costs and its ability to evaluate exposures quickly and to report them promptly. Once a treaty has been entered into, underwriting and claims audits of the client are regularly conducted. Periodic reviews of clients' compliance with their reporting obligations under their reinsurance agreements are made.

INTERNATIONAL OPERATIONS

    The following table presents information with respect to the International Operations net premiums written by region for the periods indicated:

                                                                              YEAR ENDED DECEMBER 31,
                                                          ----------------------------------------------------------------
REGION                                                      1996       TOTAL      1995       TOTAL      1994       TOTAL
--------------------------------------------------------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                               (DOLLARS IN MILLIONS)
Australia...............................................  $    30.4        6.9% $    19.8        5.2% $    17.5        5.7%
Canada..................................................       29.0        6.6       26.0        6.8       25.8        8.3
Europe..................................................      108.5       24.5      102.0       26.8       55.5       17.9
Far East................................................       20.6        4.7       21.2        5.6       20.3        6.6
Latin America...........................................      110.9       25.0       97.5       25.6      101.7       32.9
Middle East.............................................       17.4        3.9       14.9        3.9        7.7        2.5
Southeast Asia..........................................       18.9        4.3       19.0        5.0       15.0        4.8
Ocean Marine/Other(1)...................................      106.9       24.1       80.1       21.1       65.8       21.3
                                                          ---------  ---------  ---------  ---------  ---------  ---------
Region total............................................  $   442.6      100.0% $   380.5      100.0% $   309.3      100.0%
                                                          ---------  ---------  ---------  ---------  ---------  ---------
                                                          ---------  ---------  ---------  ---------  ---------  ---------

------------------------

(1) Includes ocean marine net premiums written that were underwritten in the New York office of $47.5 million, $44.3 million, and 41.6 million, for the years ended 1996, 1995, and 1994 respectively. Includes other international net premiums written, that were underwritten in the Princeton, New Jersey office of $76.3 million, $49.4 million, and $36.0 million, for the years ended 1996, 1995, and 1994 respectively. Also includes corporate retrocessional charges of $(16.9) million, $(13.6) million, and $(11.8) million, for the years ended 1996, 1995, and 1994 respectively.

    Substantially the same underwriting and reserve procedures are utilized for domestic and international reinsurance operations, although local political, economic and other factors are considered in pricing models, reserving evaluations and underwriting decisions. Underwriting standards for the Division are maintained through a series of written guidelines authorized by the senior management of the Division. Similarly, local limitations on the commitment of resources granted to each international location are controlled by the Division's senior management and reviewed at least annually. Underwriting opportunities that fall outside the established class and/or limit parameters are referred to home office underwriters for evaluation prior to commitment.

    The Company's policy is to hedge its foreign currency-denominated net asset positions in currencies where a material presence is maintained using foreign exchange forward contracts. These contracts are purchased to minimize exposure to fluctuations in currency translation rates. Currency risk results mainly from fluctuations in translation rates and credit risk results from the possibility of non-performance by counter-parties that could result in an unhedged position. The Company's policy permits entry into such contracts solely for hedging, and not speculative, purposes.

FEE-BASED SERVICES

    In addition to its core reinsurance business, the Company, through various subsidiaries, offers a broad array of related services. These services include investment management, risk management, underwriting management, actuarial analysis, financial analysis, claims management, data processing, due diligence consulting for mergers and acquisitions, reinsurance and insurance brokerage, and captive and risk retention group management services and underwriting management services. Such services have generated fees from clients of $46.7 million, $34.0 million, and $21.8 million in 1996, 1995, and 1994 respectively.

INVESTMENTS

    The Company's registered investment advisor, American Re Asset Management ("ARAM"), is responsible for the overall strategic direction of the Company's investment plan. The Company has two other advisory firms that manage a portion of the Company's investment portfolio, one of whom specializes in foreign currency-denominated investments. Each of the other managers was chosen for their extensive experience with portfolio management, and the particular requirements of American Re.

    The Company follows a conservative investment strategy that emphasizes maintaining a high-quality investment portfolio and maximizing after-tax current income. The composition of the Company's investment portfolio for the periods ending December 31, was as follows:

FAIR VALUE BASIS

                                                                                   1996                    1995
                                                                          ----------------------  ----------------------
(DOLLARS IN MILLIONS)                                                      AMOUNT      PERCENT     AMOUNT      PERCENT
------------------------------------------------------------------------  ---------  -----------  ---------  -----------
Fixed Maturities:
  U.S. Government and government agency bonds...........................  $   453.6        10.6%  $   444.8        11.2%
  Municipal bonds.......................................................    1,230.9        28.6     1,372.4        34.7
  Mortgage backed securities............................................      680.5        15.8       470.7        11.9
  Domestic corporate bonds..............................................      974.1        22.6       861.0        21.7
  Foreign bonds.........................................................      538.0        12.5       445.9        11.3
  Redeemable preferred stock............................................       69.6         1.6        43.6         1.1
Equity securities.......................................................       13.4         0.3        19.6         0.5
Other investments.......................................................       17.5         0.4         8.1         0.2
Cash and cash equivalents...............................................      324.9         7.6       294.2         7.4
                                                                          ---------       -----   ---------       -----
    Total fair value....................................................  $ 4,302.5       100.0%  $ 3,960.3       100.0%
                                                                          ---------       -----   ---------       -----
                                                                          ---------       -----   ---------       -----

    At December 31, 1996, total financial statement value of investments and cash on a GAAP basis increased to $4,302.5 million, a 8.7% increase over the year ended December 31, 1995 total of $3,957.5 million (pursuant to which certain assets are stated at amortized cost). There were $3,877.1 million and $3,520.2 million of bonds carried at fair value as available for sale securities at December 31, 1996, and 1995, respectively. There were no bonds classified as held to maturity at December 31, 1996, compared to $71.8 million at December 31, 1995. In the fourth quarter of 1995, a transfer of securities from the held to maturity classification to the available for sale classification was made at an amortized cost of $358.8 million (fair value of $373.1 million), resulting in an increase in stockholder's equity of $9.3 million. The reclassification was attributable to a one-time reassessment of investment classification, as permitted by the FASB's "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." The net increase in the financial statement value of investments and cash reflects underwriting results, reinvestment of investment income received, pay down of bank debt and interest expense, income tax payments, and fair value adjustments on bonds classified as available for sale.

    In 1996 and 1995, the Company purchased taxable investments, as yields on these securities were considered attractive in comparison to tax-advantaged securities and based on tax planning considerations.

    The Company extended the modified duration of its bond portfolio, which was estimated to be 4.65 and 4.32 years at December 31, 1996, and 1995, respectively. The Company monitors the estimated duration of its insurance/reinsurance subsidiaries asset position (3.9 years at December 31, 1996) and its insurance/reinsurance subsidiaries liability position (3.4 years at December 31, 1996) to determine the strategic direction of its investment portfolio.

    The following table reflects investment results for the three-year period indicated:

INVESTMENT RESULTS

                                                                              NET PRE-                     PRE-TAX
                                                                AVERAGE          TAX                    REALIZED NET
                                                              INVESTMENTS    INVESTMENT    EFFECTIVE    CAPITAL GAINS
(DOLLARS IN MILLIONS)                                             (1)        INCOME (2)    YIELD (3)      (LOSSES)
-----------------------------------------------------------  --------------  -----------  -----------  ---------------
Year ended December 31,
1996.......................................................    $  4,130.0     $   248.2          6.0%     $     4.8
1995.......................................................       3,633.2         222.6          6.1            4.7
1994.......................................................       3,231.1         188.7          5.8           (0.2)

------------------------
(1) Simple average of beginning-of-period and end-of-period financial statement investments and cash for applicable periods.
(2)  After investment expenses, excluding net realized capital gains (losses).
(3) Net pre-tax investment income for the period divided by average investments for the same period.

    The following table indicates the composition of the Company's bond portfolio by rating as assigned by Standard & Poor's at December 31:

FAIR VALUE BASIS

                                                                                   1996                    1995
                                                                          ----------------------  ----------------------
(DOLLARS IN MILLIONS)                                                      AMOUNT      PERCENT     AMOUNT      PERCENT
------------------------------------------------------------------------  ---------  -----------  ---------  -----------
AAA.....................................................................  $ 2,351.0        60.6%  $ 2,099.3        58.4%
AA......................................................................      820.8        21.2       800.2        22.3
A.......................................................................      538.1        13.9       534.6        14.9
BBB.....................................................................      124.0         3.2        98.8         2.7
BB and below and not rated..............................................       43.2         1.1        61.9         1.7
                                                                          ---------       -----   ---------       -----
      Total fair value..................................................  $ 3,877.1       100.0%  $ 3,594.8       100.0%
                                                                          ---------       -----   ---------       -----
                                                                          ---------       -----   ---------       -----

    The following table indicates the composition of the Company's bond portfolio by effective maturity date at December 31:

FAIR VALUE BASIS

                                                                                   1996                    1995
                                                                          ----------------------  ----------------------
(DOLLARS IN MILLIONS)                                                      AMOUNT      PERCENT     AMOUNT      PERCENT
------------------------------------------------------------------------  ---------  -----------  ---------  -----------
One year or less........................................................  $   210.5         5.4%  $   250.8         7.2%
Over one year through five years........................................      984.9        25.4       951.2        27.2
Over five years through ten years.......................................    1,336.9        34.5     1,323.5        37.9
Over ten years..........................................................      664.3        17.1       598.6        14.3
Mortgage backed securities..............................................      680.5        17.6       470.7        13.4
                                                                          ---------       -----   ---------       -----
      Total fair value..................................................  $ 3,877.1       100.0%  $ 3,594.8       100.0%
                                                                          ---------       -----   ---------       -----
                                                                          ---------       -----   ---------       -----

    At December 31, 1996, American Re-Insurance held approximately $83.5 million of investments in its client companies, either in the form of senior debt, subordinated debt or preferred securities. The Company considers client company investments to be an important part of its whole account marketing approach. These client company investments allow American Re-Insurance an opportunity to integrate its various products and services, such as investment management and reinsurance brokerage, with the underwriting of reinsurance risks, adding value to these client relationships. All of these client company investments had competitive market rates of return, and are subject to a rigorous series of credit analyses by American Re-Insurance personnel. While such investments are not expected to become a material part of the overall investment portfolio, American Re-Insurance will continue to engage in client company investment opportunities on a selected basis.

    The Company continues to seek opportunities to enhance investment yield primarily through a conservative, fixed maturity investment strategy, while investigating various nontraditional investment opportunities. The Company also monitors investment and liability duration to ensure optimal investment performance. In addition, the Company continues to invest at a range of maturities to ensure a consistent maturity profile, thereby minimizing the need for security sales to raise liquidity levels. The Company continually tracks the allocation of the bond portfolio invested in tax-advantaged securities, based on tax planning considerations and their value relative to taxable investments.

RESERVES FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

    GENERAL. The insurance/reinsurance companies are required to maintain reserves to cover their estimated ultimate liability for losses and LAE with respect to reported and unreported claims incurred as of the end of each accounting period (net of estimated related salvage and subrogation claims). These reserves are estimates that involve actuarial and statistical projections of the expected cost of the ultimate settlement and administration of claims based on facts and circumstances then known, predictions of future events, estimates of future trends in claims severity and other variable factors. The inherent uncertainties of estimating loss reserves are exacerbated for reinsurers by the significant periods of time that often elapse between the occurrence of an insured loss, the reporting of the loss to the primary insurer and, ultimately, to the reinsurer, and the primary insurer's payment of that loss and subsequent indemnification by the reinsurer (the "tail"). As a consequence, actual losses and LAE paid may deviate, perhaps substantially, from estimates reflected in the insurance/reinsurance companies' reserves in their financial statements. If actual net losses and LAE paid exceed the insurance/reinsurance companies' net reserves, the Company's net income will be reduced in the year determined.

    When a claim is reported to a ceding company, its claims personnel establish a "case reserve" for the estimated amount of the ultimate payment. The estimate reflects the informed judgment of such personnel based on general insurance reserving practices and on the experience and knowledge of such personnel regarding the nature and value of the specific type of claim. The Company, in turn, typically establishes a case reserve when it receives notice of a claim from the ceding company. Such reserves are based on an independent evaluation by the Claims Division, taking into consideration coverage, liability, severity of injury or damage, jurisdiction, an assessment of the ceding company's ability to evaluate and handle the claim and the amount of reserves recommended by the ceding company. Case reserves are adjusted periodically by the Claims Division based on subsequent developments and audits of ceding companies.

    In accordance with industry practice, the Company maintains IBNR loss reserves. Such reserves are established to provide for future case reserves and loss payments on incurred claims that have not yet been reported to an insurer or reinsurer. In calculating its IBNR reserves, the insurance/reinsurance companies use generally accepted actuarial reserving techniques that take into account quantitative loss experience data, together, where appropriate, with qualitative factors. IBNR reserves are based on loss experience and are grouped both by class of business and by accident year. IBNR reserves are also adjusted to take into account certain factors such as changes in the volume of business written, reinsurance contract terms and conditions, the type of business, claims processing and other variable factors that can be expected to affect the Company's liability for losses over time.

    The management of the Company believes that its reserves for losses and LAE are adequate. To the extent reserves prove to be inadequate after taking into account available retrocessional coverage, the Company would have to augment such reserves and incur a charge to earnings.

    CHANGES IN HISTORICAL RESERVES. The following table shows changes in historical loss reserves for the Company and American Re-Insurance for 1986 and subsequent years, prepared in accordance with GAAP. The top line of the table shows the estimated reserves for unpaid losses and LAE recorded at each year end date. Each amount in the top line represents the estimated amount of losses and LAE for claims occurring in that year as well as future payments on claims occurring in prior years. The upper (paid) portion of the table presents the amounts paid as of subsequent years on those claims for which reserves were carried as of each specific year end. The lower (liability re-estimated) portion shows the re-estimated amounts of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the actual claims for which the initial reserves were carried. An adjustment to the carrying value of unpaid claims for a prior year will also be reflected in the adjustments for all years subsequent to such year. For example, an adjustment made in 1989 for 1986 loss reserves will be reflected in the re-estimated ultimate net loss for each of the years 1986 through 1988. The redundancy (deficiency) line represents the cumulative change in estimates since the initial reserve was established. It is equal to the difference between the initial reserve and the latest liability re-estimated amount. For example, the initial year end 1986 reserves have developed a $973 million deficiency through December 31, 1996.

            CHANGES IN HISTORICAL RESERVES FOR UNPAID LOSSES AND LAE FOR THE LAST TEN YEARS--GAAP BASIS AS OF DECEMBER 31, 1996

                                                                        DECEMBER 31,
                              -------------------------------------------------------------------------------------------------
                                1986       1987       1988       1989       1990       1991       1992       1993       1994
                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                    (DOLLARS IN MILLIONS)
Net liability for unpaid
  losses and LAE............  $   1,288  $   1,664  $   1,911  $   2,008  $   2,084  $   2,063  $   1,893  $   2,098  $   2,322
Paid (cumulative) as of:
One year later..............  $     337  $     381  $     472  $     426  $     581  $     618  $     498  $     640  $     742
Two years later.............        631        712        754        830      1,039        923        901      1,110      1,269
Three years later...........        840        925      1,047      1,224      1,267      1,179      1,239      1,479
Four years later............      1,012      1,152      1,373      1,399      1,464      1,405      1,503
Five years later............      1,209      1,416      1,511      1,556      1,640      1,617
Six years later.............      1,452      1,544      1,638      1,707      1,823
Seven years later...........      1,548      1,651      1,777      1,863
Eight years later...........      1,636      1,773      1,920
Nine years later............      1,749      1,912
Ten years later.............      1,871

Net liability re-estimated
  as of:
End of year.................  $   1,288  $   1,664  $   1,911  $   2,008  $   2,084  $   2,063  $   1,893  $   2,098  $   2,322
One year later..............      1,390      1,745      1,955      2,028      2,127      1,980      1,939      2,172      2,756
Two years later.............      1,570      1,782      1,997      2,070      2,071      2,002      2,000      2,513      2,777
Three years later...........      1,664      1,850      2,052      2,029      2,106      2,037      2,300      2,536
Four years later............      1,732      1,929      2,026      2,061      2,135      2,257      2,321
Five years later............      1,837      1,933      2,057      2,091      2,372      2,272
Six years later.............      1,857      1,972      2,087      2,340      2,388
Seven years later...........      1,900      2,002      2,353      2,374
Eight years later...........      1,931      2,281      2,388
Nine years later............      2,222      2,328
Ten years later.............      2,261

Redundancy (Deficiency).....       (973)      (664)      (477)      (366)      (304)      (209)      (428)      (438)      (455)


                                1995       1996
                              ---------  ---------

Net liability for unpaid
  losses and LAE............  $   2,845  $   3,102
Paid (cumulative) as of:
One year later..............  $     820
Two years later.............
Three years later...........
Four years later............
Five years later............
Six years later.............
Seven years later...........
Eight years later...........
Nine years later............
Ten years later.............
Net liability re-estimated
  as of:
End of year.................  $   2,845  $   3,102
One year later..............      2,845
Two years later.............
Three years later...........
Four years later............
Five years later............
Six years later.............
Seven years later...........
Eight years later...........
Nine years later............
Ten years later.............
Redundancy (Deficiency).....     --

                                                                     1992       1993       1994       1995       1996
                                                                   ---------  ---------  ---------  ---------  ---------
Gross liability--end of year.....................................  $   3,524  $   3,686  $   3,972  $   4,790  $   4,892
Reinsurance recoverables on unpaid losses........................      1,631      1,588      1,650      1,945      1,790
                                                                   ---------  ---------  ---------  ---------  ---------
Net liability--end of year.......................................      1,893      2,098      2,322      2,845      3,102

Gross re-estimated liability--latest.............................  $   4,336  $   4,382  $   4,614  $   4,653
Re-estimated reinsurance recoverables on latest unpaid losses....      2,015      1,846      1,837      1,808
                                                                   ---------  ---------  ---------  ---------
Net re-estimated liability--latest...............................      2,321      2,536      2,777      2,845
Gross cumulative redundancy (deficiency).........................  $    (813) $    (696) $    (642) $     137

    The reconciliation between statutory basis and GAAP basis reserves for each of the three years in the period ended December 31, 1996, is shown below:

              RECONCILIATION OF RESERVES FOR UNPAID LOSSES AND LAE
                       FROM STATUTORY BASIS TO GAAP BASIS

                                                                                          DECEMBER 31,
                                                                                 -------------------------------
                                                                                   1996       1995       1994
                                                                                 ---------  ---------  ---------
                                                                                      (DOLLARS IN MILLIONS)
Statutory reserves.............................................................  $ 3,129.5  $ 2,856.9  $ 2,349.7
Adjustments to a GAAP basis(1).................................................      (27.1)     (12.3)     (27.8)
Reinsurance recoverables on unpaid losses......................................    1,789.1    1,945.4    1,650.0
                                                                                 ---------  ---------  ---------
Reserves on a GAAP basis.......................................................  $ 4,891.5  $ 4,790.0  $ 3,971.9
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

------------------------

(1) Consists primarily of the application of risk transfer rules of FAS No. 113 for all three years and the addition of American Re-Insurance Company (Chile) S.A. loss reserves at December 31 for 1995 and 1994.

              RECONCILIATION OF RESERVES FOR UNPAID LOSSES AND LAE
                                  (GAAP BASIS)

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                      -------------------------------
                                                                                        1996       1995       1994
                                                                                      ---------  ---------  ---------
                                                                                           (DOLLARS IN MILLIONS)
Reserves at beginning of period.....................................................  $ 4,790.0  $ 3,971.9  $ 3,685.7
Reinsurance recoverable on unpaid losses............................................   (1,945.4)  (1,650.0)  (1,587.3)
                                                                                      ---------  ---------  ---------
Net reserves at beginning of period.................................................    2,844.6    2,321.9    2,098.4
Net incurred related to:
    Current period..................................................................    1,167.7      902.3      937.4
    Prior periods...................................................................        0.1      437.9       73.6
                                                                                      ---------  ---------  ---------
Total net incurred..................................................................    1,167.8    1,340.2    1,011.0
                                                                                      ---------  ---------  ---------
Net paid related to:
    Current period..................................................................       89.5       75.4      147.4
    Prior periods...................................................................      820.5      742.1      640.1
                                                                                      ---------  ---------  ---------
Total net paid......................................................................      910.0      817.5      787.5
                                                                                      ---------  ---------  ---------
Subtotal............................................................................    3,102.4    2,844.6    2,321.9
Reinsurance recoverables on unpaid losses...........................................    1,789.1    1,945.4    1,650.0
                                                                                      ---------  ---------  ---------
Reserves at end of year.............................................................  $ 4,891.5  $ 4,790.0  $ 3,971.9
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------

    CHARGE FOR LOSS RESERVE STRENGTHENING. Since the early 1980s, American Re-Insurance's underwriting results have been adversely affected by claims developing from asbestos, environmental and other latent liabilities ("Latent Liability Exposures"). During this period, reserves established by American Re-Insurance for Latent Liability Exposures necessarily reflected the uncertainty inherent in estimating the ultimate future claim amounts arising from these types of exposures and the lack of credible actuarial methods to measure and quantify these exposures. The Company's difficulty in accurately quantifying these exposures was attributable to the need for Latent Liability Exposures to be first quantified by the insured party and then the primary insurer before the information was made available to the reinsurer. In the Company's opinion, until recent years, information regarding potential Latent Liability Exposures was not openly shared between insured parties and their insurers and reinsurers.

    As this information flow improved and actuarial and claims methodologies evolved, the Company undertook and concluded a major initiative to reevaluate its reserves for Latent Liability Exposures in the fourth quarter of 1995. Factors considered in this process included: (i) the firming of case law in many jurisdictions with respect to coverage decisions on Latent Liability Exposures, which has affected settlement activity of American Re-Insurance's clients, (ii) greater quantification of potential liabilities at the insured party level, which in turn allows for more accurate potential liability information for insurers and, ultimately, reinsurers, (iii) development of an enhanced claims information system at American Re-Insurance, which allowed for the construction of a data base from which estimates with respect to Latent Liability Exposures and the related reinsurance and retrocessional coverage accruing to the benefit of American Re-Insurance could be reasonably estimated, (iv) efforts by the insurance industry and insured parties to quantify exposure to environmental liability in light of Superfund reform initiatives in the United States Congress, and (v) the extensive due diligence consulting activities of AM-RE Consultants, Inc., the Company's subsidiary, which have allowed AM-RE Consultants, Inc. to gain knowledge of and evaluate actuarial modeling and reserving, and claims handling methodologies for Latent Liability Exposures.

    The reevaluation process involved analysis of specific claim information for facultative and direct excess business involving specific "target insureds" (where American Re-Insurance is aware of actual or potential claims from the target insureds) and by statistically valid random sampling techniques with respect to other possible claimants. This analysis was performed by American Re-Insurance's Special Claims unit, which is staffed by seventeen professionals (ten of whom are attorneys) who are heavily experienced in Latent Liability Exposure claims handling. All files reviewed were analyzed by claims and actuarial professionals for coverage, attachment points, limits, factual matters, legal issues and prevailing industry trends in reporting of claims, expense costs, and other factors affecting ultimate settlement costs.

    With respect to American Re-Insurance's treaty business, except in the case of known claims, American Re-Insurance typically does not have information on the underlying insured. This is because detailed information on the underlying insured is not typically made available to the reinsurer. In this category, American Re-Insurance's reevaluation process identified and analyzed exposure to the ceding companies that have dominated its treaty experience with respect to claims for Latent Liability Exposures. This information was then used to develop claim reserves. With respect to treaty business from other ceding insurance companies, the process considered attachment points of coverage available and other relevant coverage data and then applied actuarial methods to develop loss reserves for this business.

    The new methodologies and the expanded data base also allowed American Re-Insurance to better estimate the available reinsurance and retrocessional recoverables that accrue to the benefit of American Re-Insurance for Latent Liability Exposures. This, in turn, enabled the Company to evaluate which of its reinsurance protections would apply and the anticipated benefits thereof.

    As a result of this reevaluation in the fourth quarter of 1995, the Company increased its gross IBNR loss reserves for Latent Liability Exposures, which primarily relate to accident years prior to 1986, by $587.0 million. Cessions to specific retrocessional arrangements, net of a reserve for uncollectible reinsurance for this reserve charge, were $119.0 million. As a result, the net increase to loss reserves for Latent Liability Exposures recognized by the Company at December 31, 1995, was $468.0 million. After cession to the Aetna Cover (as discussed below), the net charge for loss reserve strengthening was $347.4 million ($231.0 million, net of tax.)

    The charge for loss reserve strengthening, prior to cession to the Aetna Cover, for Latent Liability Exposures recorded at December 31, 1995, was as follows:

                                                                                           ENVIRONMENTAL-
                                                                                              RELATED
                                                                                           & OTHER LATENT
                                                                        ASBESTOS               LOSSES                TOTAL
                                                                  --------------------  --------------------  --------------------
                                                                    GROSS       NET       GROSS       NET       GROSS       NET
                                                                  ---------  ---------  ---------  ---------  ---------  ---------
                                                                                       (DOLLARS IN MILLIONS)
Reserve for incurred but not reported losses....................  $   306.0  $   227.0  $   281.0  $   206.0  $   587.0  $   433.0
Uncollectible reinsurance.......................................     --         --         --         --         --           35.0
                                                                  ---------  ---------  ---------  ---------  ---------  ---------
Total...........................................................  $   306.0  $   227.0  $   281.0  $   206.0  $   587.0  $   468.0
                                                                  ---------  ---------  ---------  ---------  ---------  ---------
                                                                  ---------  ---------  ---------  ---------  ---------  ---------

    The Company had no adverse loss development for Latent Liability Exposures during 1996.

    The Company had Latent Liability Exposure Loss Reserves, prior to cession to the Aetna Adverse Loss Agreement, at December 31, as follows:

                                                                                     1996                  1995
                                                                             --------------------  --------------------
                                                                               GROSS       NET       GROSS       NET
                                                                             ---------  ---------  ---------  ---------

                                                                                       (DOLLARS IN MILLIONS)
Asbestos...................................................................  $   454.1  $   291.3  $   519.9  $   328.5
Environmental-Related and Other Latent Liability...........................      336.0      231.9      427.2      282.6
                                                                             ---------  ---------  ---------  ---------
Total......................................................................  $   790.1  $   523.2  $   947.1  $   611.1
                                                                             ---------  ---------  ---------  ---------
                                                                             ---------  ---------  ---------  ---------

    The provision for unrecoverable reinsurance is principally due to the possible failure of reinsurers to indemnify American Re-Insurance, primarily because of reinsurer insolvencies. Allowances have been established for amounts estimated to be uncollectible. In connection with the charge for loss reserve strengthening, American Re-Insurance increased the allowance for uncollectible reinsurance by $35.0 million pre-tax, and this increase is reflected as a component of "other expense" in the Consolidated Statement of Income for the year ended December 31, 1995. There can be no assurances future charges for unrecoverable reinsurance will not materially adversely affect results of operations in any future period, although any such charges would not be expected to have a material adverse effect on American Re-Insurance's liquidity or financial condition.

    In connection with the acquisition by the Company of American Re-Insurance from The Aetna Casualty and Surety Company ("Aetna Casualty"), in 1992 (the "1992 Acquisition"), Aetna Casualty, which has since merged with Traveler's Property Casualty Corp. provided indemnification in the form of the Aetna Adverse Loss Agreement (the "Aetna Cover") that covers adverse development of losses and allocated loss adjustment expenses of $500.0 million representing an 80% pro rata share (American Re retains the remaining 20%) of up to $625.0 million of losses in excess of $2,700.0 million incurred on or prior to December 31, 1991. The addition of $587.0 million of gross Latent Liability Exposures ($468.0 million net of specific retrocessional recoveries), all of which were for accident years 1991 and prior, has resulted in a cession by American Re-Insurance to the Aetna Cover. At December 31, 1995, $2,985.7 million of losses subject to the Aetna Cover for accident years 1991 and prior were calculated and reported to Aetna Casualty under the terms of the Aetna Cover. The total in excess of $2,700.0 million, or $285.7 million, was ceded at the 80% contractual rate and resulted in a recoverable of $228.6 million from the Aetna Cover. In accounting for the cession to the Aetna Cover, the Company has assessed the expected payment patterns of the losses subject to the Aetna Cover because Aetna Casualty's obligations apply to losses paid by American Re-Insurance subsequent to the $2,700.0 million attachment point. It is the Company's determination that a certain amount of those losses paid will be workers' compensation claims, which the Company has discounted to present value using an interest rate of 4.5%. Therefore, the Company was required to reverse the discount effect on those workers' compensation reserves ceded to

Aetna in the amount of $108.0 million. As a result, the incurred loss benefit to the Company, net of the workers' compensation discount, from the Aetna Cover cession recorded was $120.8 million in 1995. Thus, the net charge for loss reserve strengthening after the cession to the Aetna Cover was $347.4 million. At December 31, 1996, the reinsurance recoverable balance from Aetna Casualty was $241.6 million; thus there is $258.4 million of limit remaining to cover additional adverse loss development for losses incurred on or prior to December 31, 1991. Again, the Company was required to reverse the discount effect on those workers' compensation reserves ceded to the Aetna Cover in the amount of $113.9 million. Therefore, the reinsurance recoverable, net of the workers' compensation discount, from the Aetna cover cession recorded is $127.7 million at December 31, 1996.

    Latent Liability Exposure loss reserves at December 31, 1996 and 1995, represent best estimates drawn from a range of possible outcomes based upon currently known facts, projected forward for additional claimants using assumptions and methodologies considered reasonable. Notwithstanding this addition to reserves and the remaining protection under the Aetna Cover, there can be no assurance that future losses resulting from these exposures will not materially adversely affect future earnings.

    The following table presents three calendar years of development of losses and LAE reserves associated with Latent Liability Exposures, including case and IBNR reserves. The application of reinsurance recoveries to calculate net incurred and net paid losses, and the reinsurance recoverables on unpaid losses, are based on specific reinsurance contracts only, before the application of any adverse loss coverage for 1992 and prior years, which are not allocated to specific causative events. --SEE AETNA ADVERSE LOSS COVER.

                             THREE YEAR DEVELOPMENT
                              ASBESTOS LIABILITIES

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1996       1995       1994
                                                                                       ---------  ---------  ---------

                                                                                            (DOLLARS IN MILLIONS)
Gross Basis:
  Beginning net reserve balance......................................................  $   519.9  $   263.8  $   239.4
  Incurred loss and LAE..............................................................        0.0      352.3       60.2
  Loss and LAE paid..................................................................       65.8       96.2       35.8
                                                                                       ---------  ---------  ---------
  Ending reserve balance.............................................................  $   454.1  $   519.9  $   263.8
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
Net Basis:
  Beginning net reserve balance......................................................  $   328.5  $   117.6  $   115.8
  Incurred loss and LAE..............................................................        0.0      252.4       28.9
  Loss and LAE paid..................................................................       37.2       41.5       27.1
                                                                                       ---------  ---------  ---------
  Ending reserve balance.............................................................  $   291.3  $   328.5  $   117.6
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

                           ENVIRONMENTAL-RELATED AND
                            OTHER LATENT LIABILITIES

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1996       1995       1994
                                                                                       ---------  ---------  ---------

                                                                                            (DOLLARS IN MILLIONS)
Gross Basis:
  Beginning net reserve balance......................................................  $   427.2  $   145.3  $   174.1
  Incurred loss and LAE..............................................................        0.0      315.7       13.9
  Loss and LAE paid..................................................................       91.2       33.8       42.7
                                                                                       ---------  ---------  ---------
  Ending reserve balance.............................................................  $   336.0  $   427.2  $   145.3
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
Net Basis:
  Beginning net reserve balance......................................................  $   282.6  $    73.2  $    73.5
  Incurred loss and LAE..............................................................        0.0      229.0       23.5
  Loss and LAE paid..................................................................       50.7       19.6       23.8
                                                                                       ---------  ---------  ---------
  Ending reserve balance.............................................................  $   231.9  $   282.6  $    73.2
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

    In the normal course of business, notification is received from client companies, in a "precautionary notice" format, of potential exposure in regard to Latent Liability Exposures. Most of this preliminary notification is of a non-specific nature; client companies do not usually attempt to quantify the amount, timing or nature of the potential exposure. Given the indefiniteness of this communication, the Company cannot attempt to quantify any meaningful information regarding claim counts reported.

    In managing its business, the Company actively monitors all of its accounts, both ongoing or terminated. As a part of this activity, attempts are made to reduce its administrative and legal costs by commuting (buying out) certain accounts. Since 1985, several major commutations have been negotiated, whereby certain reinsurance contracts were terminated and American Re-Insurance was discharged from all future liability in exchange for a current payment of cash to the primary insurer. Existing liabilities associated with these contracts were consequently removed from American Re-Insurance's balance sheet. The potential ultimate losses which were removed as a result of commutations attributable to potential latent exposure liabilities cannot be determined and are not included in the above development table. The Company pursues opportunities to commute contracts with potential Latent Liability Exposures to the extent feasible.

    AETNA ADVERSE LOSS COVER. As part of the 1992 Acquisition, Aetna Casualty, which has since merged with Traveler's Property Casualty Corp., provided indemnification in the form of the Aetna Cover that covers adverse development of losses and allocated loss adjustment expenses of $500.0 million, representing an 80% PRO RATA share (the Company will retain the remaining 20%) of up to $625.0 million of losses in excess of $2.7 billion incurred on or prior to December 31, 1991.

    For purposes of calculating when the Aetna Cover attachment point of $2.7 billion is reached, American Re-Insurance's statutory loss reserves of $2.05 billion at December 31, 1991, are grossed up for the $285.0 million aggregate limit under American Re-Insurance's 1988 and 1990 National Indemnity adverse loss covers, which are retrocessions that provide supplemental protection to existing loss reserves. The addition of the 1988 and 1990 National Indemnity adverse loss covers brings the effective amount of loss reserves for pre-1992 losses to $2,338.0 million. Coverage for financial guarantee reinsurance losses on business written on or prior to December 31, 1991, is available under the agreement for net losses and ALAE in excess of the financial guarantee unearned premium reserve of $9.4 million held at December 31, 1991, regardless of the accident date of loss, subject to the $2.7 billion attachment point being reached. The Aetna Cover provides that Aetna Casualty will retrocede all of its liabilities and obligations under the agreement to Aetna, Inc. (the former parent of Aetna Casualty) ("Aetna") pursuant to a separate retrocessional agreement and Aetna will become obligated to pay all such retroceded liabilities if Aetna

Casualty does not pay such liabilities. The entire premium of $75 million was paid to Aetna Casualty upon the closing of the 1992 Acquisition and was included in the consideration paid as part of the 1992 Acquisition. The Aetna Cover remains effective through the natural expiration of all covered liabilities but may be commuted commencing in 1998 in accordance with its terms. The 1996 and 1995 cessions to the Aetna Cover are described in "--CHARGE FOR LOSS RESERVE STRENGTHENING" above.

CLAIMS

    Specific claims are reviewed and monitored by the Claims Division. The Claims Division is centralized in the home office. Claims below certain threshold amounts are also handled by various claims personnel in certain domestic and international offices, namely Chicago, Columbus, New York, and San Francisco (domestically) and Brussels, Santiago, Sydney, and Toronto (internationally). Claims administration includes reviewing initial loss reports, monitoring claims handling activities of clients, requesting additional information where appropriate, recommending proper reinsurance case reserves and approving payment of individual claims. In addition to reviewing claims and discussing claims issues with ceding companies, the Claims Division conducts periodic reviews of both specific claims and overall claims handling procedures at the offices of client companies. Before entering into a reinsurance agreement with a prospective primary insurer, the Claims Division is usually requested to conduct an on-site claims review of the client's claims operations. These reviews are designed to determine whether the prospective client uses proper investigatory techniques, is reserving properly, has sufficient staff and follows appropriate claims processing procedures. The Company relies upon its ability to monitor effectively the claims handling and claims reserving practices of ceding companies in order to establish the proper reinsurance premium for reinsurance agreements and to establish proper loss reserves. See also "--Insurance/Reinsurance Underwriting."

RISK MANAGEMENT AND RETROCESSION ARRANGEMENTS

    The Company purchases reinsurance to manage its own risk exposures. Reinsurance of reinsurance is called a retrocession, and a reinsurer of a reinsurer is called a retrocessionaire. Reinsurance companies enter into retrocessional agreements for reasons similar to those that cause primary insurers to purchase reinsurance, namely to reduce net liability on individual risks, to protect against catastrophic losses, to stabilize their financial ratios and to obtain additional underwriting capacity. Generally, retrocessional agreements are contracts that are renewable on an annual basis, but that may be terminated by either party upon notice stated in the agreement. A retrocessionaire that does not renew a retrocession with a reinsurer is not discharged from existing liabilities to the reinsurer under the contract. A retrocession does not discharge a reinsurer from liability to its clients.

    The retrocessional coverages purchased by the Company include (i) routine coverage for its property and casualty business, (ii) casualty clash coverage for potential accumulation of liability in its casualty business from treaties and facultative agreements covering losses arising from the same event or occurrence, (iii) catastrophe retrocessions for its property business, (iv) stop loss protection and (v) quota share treaties that enhance underwriting capacity.

    In conformity with FAS No. 113, the Company has stated reinsurance recoverables (including amounts related to claims incurred but not reported) and prepaid reinsurance premiums as assets. The Company will record an uncollectible reserve when it believes that it is probable that it will not be able to collect a receivable from a retrocessionaire. At December 31, 1996, the Company maintained a reserve for uncollectible reinsurance and premiums and other receivables of $87.0 million.

    The Company adheres to specified limits on the amount of exposure to single risks that it will accept and purchases retrocessions to reduce its per risk exposure. Generally, for treaty and facultative casualty, the per risk limit accepted is $10 million, on selected cases up to $25.0 million, with capacity to $50.0 million. For property business, the per risk limit accepted is generally $10.0 million to $12.5 million for treaty business and up to $101.0 million for facultative. After retrocessions, for casualty business, $10.0 million net is retained per treaty risk, but can expand to $15.0 million on a selected basis, and up to $6.5 million net per risk for facultative. After retrocessions, and prior to co-participation, if any, for its property business, $2.5 million net is generally retained per risk for treaty and up to $3.5 million net per risk for facultative. The Company will consider expanding both its maximum per risk acceptance, and its net retentions for both property and casualty business, on a selected basis, dependent upon a specific client's needs.

    Currently, the Company maintains retrocessional coverage for casualty clash events for treaty and facultative business, where treaty or facultative agreements are exposed to a loss from two or more products and/or reinsureds involved in a common occurrence. Treaty and facultative agreements are covered in excess of $10.0 million each and every occurrence.

    The Company purchases catastrophe retrocessions for both its treaty and facultative property business. Property catastrophe retrocessions cover the potential accumulation of all property exposures that may be involved in the same catastrophe, such as an earthquake or hurricane. Catastrophe retrocessions provide $175.0 million of coverage, for a catastrophic event in excess of $40.0 million of retained losses. The $175.0 million of retrocessional coverage is reduced by two factors: (i) a reduction of $21.0 million, due to shortfalls in the placement of the retrocessional program; and (ii) co-participation of $1.5 million by the Company, which is customary in the industry. Thus, if a $215.0 million domestic catastrophe loss was reported, the Company would retain $62.5 million of catastrophe losses. Upon payment of additional premiums, the coverage may be reinstated for additional events.

    In July 1996, as part of the catastrophe retrocessional program, the Company renewed the quota share retrocessional program whereby the Company ceded 2.375% of its consolidated net premiums written to the quota share participants. In return, the Company received commission offset as well as catastrophe reinsurance protection. The cession of premiums written in 1996 for the quota share portion of the program was $47.2 million.

    Effective January 1, 1997, the Company purchased an accident year stop loss cover from Munich Re. The cover provides up to 80% of $200.0 million in limit based upon the Company's 1997 actual accident year loss ratio in excess of a specified loss ratio. Effective as of January 1, 1997, Munich Re is also participating in the Company's existing retrocessional programs. Total ceded premiums to Munich Re relating to such programs, including the accident year stop loss cover, are expected to be approximately $60.0 million for 1997.

    Changing domestic and international reinsurance markets impact the retrocessional capacity available to all companies. This is particularly true following years in which worldwide catastrophic events have placed considerable pressure on profitability and returns on equity throughout the industry. The Company has successfully managed its exposure to changing retrocessional capacity levels in the past by diversifying it selection of retrocessionaires and expects to continue to minimize risks associated with fluctuations in the underwriting cycle. In accordance with the Company's underwriting guidelines, diversified retrocessional capacity will be obtained through Munich Re and its affiliated companies, through existing trading relationships with retrocessional markets accessed on a direct basis or through Am-Re Brokers, and through additional potential retrocessional markets surfaced through the Company's continuing global expansion.

    Historically, the Company believes that it has minimized the credit risk with respect to its retrocessions by monitoring its retrocessionaires, diversifying its retrocessions and collateralizing obligations from foreign retrocessionaires. Potential deterioration of the financial condition of retrocessional markets is carefully monitored and appropriate actions are taken to eliminate or minimize exposures. The Company selects retrocessionaires carefully. The most important factor is financial stability. Retrocessionaires are approved by the Reinsurance Security Committee which is comprised of several members of senior management. Reporting to the Reinsurance Security Committee is the Reinsurance Security Analysis

Department, which has a staff of four professionals. As a general rule, the Company requires that unpaid losses and LAE (including IBNR) for certain admitted and non-admitted reinsurers (unregulated by United States insurance regulatory authorities) be collateralized by letters of credit, funds withheld or pledged trust agreements. In certain cases, the full limit ceded to non-admitted reinsurers is required to be collateralized regardless of actual claim activity. Actions such as draw downs of letters of credit provided as collateral, cessation of relationships and commutations may be taken to reduce or eliminate exposure when necessary.

    As of December 31, 1996, the insurance/reinsurance subsidiaries had in place retrocessional arrangements with approximately 600 retrocessionaires, and $1,882.2 million of accrued retrocessional recoverables on paid and unpaid losses and LAE (including IBNR). In structuring their retrocessional programs, the insurance/reinsurance subsidiaries have placements with certain retrocessionaires that result in sizable reinsurance recoverable obligations to the insurance/reinsurance subsidiaries. Certain select retrocessionaires participate in many of the insurance/reinsurance subsidiaries retrocessional coverages including quota share, working layer excess of loss, catastrophe, and stop loss programs as well as specific cessions of assumed business. Cessions of significant amounts to a single retrocessionaire are contemplated only when excellent financial strength and/or the ability to collateralize obligations are clearly demonstrated. As of December 31, 1996, a total of $739.2 million of accrued retrocessional recoverables on paid and unpaid losses (39.3% of total retrocessional recoverables) were attributable to National Indemnity Company (which has an A.M. Best rating of "A++ (Superior)"), $128.3 million (6.8% of total retrocessional recoverables) to Aetna Casualty (which has an A.M. Best rating of "A-") (see "Reserves for Unpaid Losses and Loss Adjustment Expenses--Adverse Loss Cover"), and $38.0 million (2.0% of reinsurance recoverables) to Lloyd's of London. A.M. Best ratings for Lloyd's of London syndicates are unavailable because A.M. Best does not rate these foreign retrocessionaires. Ceded reinsurance recoverables from these foreign retrocessionaires are fully collateralized. Except as described above, recoverable amounts attributable to any one or related groups of retrocessionaires did not in the aggregate exceed $38 million.

COMPETITION

    The property and casualty reinsurance business is highly competitive. Competition with respect to the types of reinsurance in which the Company is engaged is based on many factors, including the perceived overall financial strength of the reinsurer, ratings of the reinsurer, underwriting expertise, premiums charged, contract terms and conditions, services offered, speed of claims payment, reputation and experience. The Company competes in the United States and international reinsurance markets with independent reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of primary insurance companies and underwriting syndicates from the United States and abroad, some of which have greater financial resources than the Company. The Company also competes with providers of alternative forms of risk transfer, such as investment banks which offer capital market mechanisms for primary insurers to transfer insurance risks directly to investors.

EMPLOYEES

    At December 31, 1996, the Company and its subsidiaries employed a total of approximately 1,230 persons. None of these employees are represented by a labor union and the Company believes that its employee relations are good.

    No employees of the Company receive commissions or similar compensation based on volume. There are no minimum volume production requirements.

REGULATORY MATTERS

    The Company is subject to regulation under the insurance statutes, including insurance holding company statutes, of various states, including Delaware and New York, the domiciliary states of American Re-Insurance and American Alternative, respectively.

    GENERAL. U.S. domestic property and casualty insurers, including reinsurers, are subject to regulation by their states of domicile and by those states in which they are licensed. The rates and policy terms of primary insurance policies and agreements generally are closely regulated by state insurance departments. Unlike many primary insurance policies, the terms and conditions of reinsurance agreements generally are not subject to regulation by any governmental authority with respect to rates or policy terms. As a practical matter, however, the rates charged by primary insurers do have an effect on the rates that can be charged by reinsurers.

    AMERICAN RE-INSURANCE. The regulation and supervision to which insurance is subject relate primarily to licensing requirements of reinsurers, the standards of solvency that must be met and maintained, the nature of and limitations on investments, restrictions on the size of risks which may be insured, deposits of securities for the benefit of ceding companies, methods of accounting, periodic examinations of the financial condition and affairs of reinsurers, the form and content of financial statements required to be filed with state insurance regulators, and reserves for unearned premiums, losses and other purposes. In general, such regulation is for the protection of the ceding companies and, ultimately, their policyholders, rather than security holders. American Re-Insurance's management believes that American Re-Insurance and its subsidiaries are in material compliance with all applicable laws and regulations pertaining to their business and operations.

    AMERICAN ALTERNATIVE. In order to write primary insurance business for the alternative market, American Alternative must comply with substantial regulatory requirements in each state where it does business. In addition to the rate and policy form requirements mentioned above, depending upon the nature of the primary business being written and the production sources for the business, these regulatory requirements include, but are not limited to, requirements with regard to licensing, the producer distribution system, the rate and policy form filing process, participation in residual markets, and claims handling procedures. This regulation is primarily designed for the protection of policyholders. The Company's management believes that American Alternative is in material compliance with all applicable laws and regulations pertaining to its business and operations.

    LICENSES. American Re-Insurance is licensed to transact insurance or reinsurance business in all fifty states, the District of Columbia, Puerto Rico, Canada (including the provinces of Ontario and Quebec), Australia, Singapore and the United Kingdom. American Re-Insurance Company (Chile) S.A. is a licensed reinsurer in Chile. In addition, American Re-Insurance and/or one or more of its subsidiaries is licensed or registered to transact business in Argentina, Australia, Austria, Belgium, Bermuda, Bolivia, Canada, Chile, China, Columbia, Ecuador, Egypt, Japan, Mexico, New Zealand, Peru, Singapore, the United Kingdom, Uruguay and Venezuela.

    American Alternative is licensed to transact insurance or reinsurance business in all fifty states and the District of Columbia.

    The Company's subsidiaries also maintain necessary licenses for their reinsurance intermediary and other operations.

    INVESTMENT LIMITATIONS. The Insurance Codes of Delaware and New York contain rules governing the types and amounts of investments that are permissible for American Re-Insurance and American Alternative, respectively. These rules are designed to ensure the safety and liquidity of the insurer's investment portfolio.

    In general, these rules only permit insurers to purchase investments that are interest bearing, interest accruing, entitled to dividends or otherwise income earning and not then in default in any respect, and the insurer must be entitled to receive for its exclusive account and benefit the interest or income accruing thereon. No security or investment is eligible for purchase at a price above its fair value or market value. In addition, these rules require investments to be diversified.

    Subject to the restrictions described above, insurers generally may only invest in certain types of investments, including certain U.S., state and municipal government obligations, secured and unsecured debt instruments and preferred and common stocks of solvent U.S. and certain foreign corporations (including insurers), limited partnership interests, insured savings accounts, collateralized mortgage obligations and real estate. In addition to specifically permitted types of investments, insurers generally may make other loans or investments in an aggregate amount not exceeding a fixed percentage of their assets, provided that any such loan or investment is not expressly prohibited under the Insurance Codes.

    American Re-Insurance and American Alternative are prohibited from investing in securities issued by any corporation or enterprise the controlling interest of which is, or after such investment will be, held directly or indirectly by or for the benefit of their directors or officers.

    TRIENNIAL EXAMINATIONS. Insurance Departments usually conduct examinations of domiciled insurers and reinsurers every three years, and may do so at such other times as are deemed advisable by the Insurance Commissioner. The most recent examination of American Re-Insurance by the Delaware Insurance Department (which concluded in 1996) covers the period January 1, 1992 to December 31, 1994. The Department's report on such examination has not yet been issued. The most recent examination of American Alternative by the New York Insurance Department (which concluded in 1996) covers the period January 1, 1994 to December 31, 1994. The Deparment's report on such examination has been issued and had no material adverse findings.

    INSURANCE REGULATORY INFORMATION SYSTEM RATIOS. The National Association of Insurance Commissions (the "NAIC") annually calculates 12 financial ratios to assist state insurance departments in monitoring the financial condition of insurance companies. Results are compared against a "usual range" of results for each ratio, established by the NAIC. In 1996, American Re-Insurance had one ratio outside of its usual range: the two-year reserve development to surplus ratio. The Company believes that the charge for loss reserve strengthening recognized in 1995 was responsible for this result (see "Reserves for Unpaid Losses and Loss Adjustment Expenses"). In 1996, American Alternative had one ratio outside of the usual range: the change in net writings ratio favorably exceeded the ceiling ratio value of 33%; the 1996 ratio result of 148% is attributable to expanded writings as the company grew from its 1994 business start-up.

    RISK BASED CAPITAL. The NAIC has adopted a risk based capital standard for property and casualty insurance (and reinsurance) companies. American Re-Insurance included in its 1996 annual statement filing with the Insurance Department of the State of Delaware an adjusted surplus to policyholders of $1,120.0 million, well in excess of the authorized control level risk based capital total of $401.8 million. American Alternative included in its 1996 annual statement filing with the New York Insurance Department an adjusted surplus to policyholders of $101.3 million, well in excess of the authorized control level risk based capital total of $1.4 million.

    INSURANCE HOLDING COMPANY REGULATIONS. The insurance holding company laws and regulations vary from state to state, but generally require an insurance holding company to register with the state regulatory authorities and file certain reports that include current information concerning the capital structure, ownership, management, financial condition and general business operations of the insurance holding company and its subsidiary insurers which are licensed in the state. State holding company laws and regulations with respect to domestic insurers also require prior notice or regulatory approval of changes in control of an insurer or its holding company and of material inter-affiliate transactions within the holding company structure. See "--Dividends by American Re-Insurance."

    Under the Delaware and New York Insurance Codes and regulations thereunder, no person, corporation or other entity may acquire a controlling interest in the Company or any parent company of the Company, unless such person, corporation or entity has obtained the prior approval of the Delaware and New York Insurance Commissioners for such acquisition. For the purposes of the Delaware and New York Insurance Codes, any person acquiring, directly or indirectly, 10% or more of the voting securities of an insurance holding company is presumed to have acquired "control" of such company. To obtain the approval of any such change in control, the proposed acquirer must file applications with the Delaware and New York Insurance Commissioners containing certain information regarding the identity, background and financial condition of the acquirer and its affiliates, the source and amount of funds to be used to effect the acquisition, the criteria used in determining the nature and amount of consideration to be paid or fairness of the consideration exchanged for the acquisition, proposed changes in the management and operations of the insurance company and other related matters.

    On October 24, 1996, and November 4, 1996, respectively, the Delaware Department of Insurance and the New York State Insurance Department approved Munich Re's application for approval of the Acquisition.

    As a result of the Acquisition, Munich Re and the Company are contemplating various alternatives for integrating all or a portion of the operations of American Re-Insurance during 1997 with certain of the operations of Munich American Reinsurance and the operations of the United States branch of Munich Re. There can be no assurance that any such integration will occur on the timetable currently contemplated, or as to the form that any such integration could take. Any plan for integration would be subject to, among other things, an analysis by Munich Re and the Company of the accounting, operational and legal implications of such integration, the negotiation and execution of definitive agreements as to value and other matters, as well as a variety of other factors that are beyond the Company's control, including, without limitation, the consent of certain of the other shareholders of Munich American Reinsurance and application for and receipt of insurance and other regulatory approvals. There can be no assurance as to the impact of any such integration on the business conditions (financial or otherwise) or prospects of the Company.

DIVIDENDS

    Because the operations of the Company are conducted primarily through its insurance/reinsurance subsidiaries, the Company is dependent upon dividends and tax allocation payments primarily from American Re-Insurance and American Alternative to meet its debt and other obligations and to pay dividends in the future if the Company's Board of Directors so determines. The payment of dividends to the Company by American Re-Insurance and American Alternative is subject to limitations imposed by the Delaware Insurance Code and the New York Insurance Code, respectively.

    Under the Delaware Insurance Code, no Delaware insurer may pay any (i) dividend or distribution without 10 days' prior notice to the Delaware Insurance Department or (ii) "extraordinary" dividend or distribution until (a) 30 days after the Delaware Insurance Commissioner has received notice of the declaration thereof and has not within such period disapproved such payment or (b) the Delaware Insurance Commissioner has approved such payment within the 30-day period. Under the Delaware Insurance Code, an "extraordinary" dividend for a property and casualty insurer is a dividend, the amount of which, when taken together with all other dividends made in the preceding twelve months, exceeds the greater of (i) 10% of an insurer's statutory surplus as of the end of the prior calendar year or (ii) the insurer's statutory net income, not including realized capital gains, for the prior calendar year. Under this definition, as of December 31, 1996, the maximum amount available for the payment of dividends by American Re-Insurance during 1997 without prior approval of regulatory authorities will be $237.1 million. No prediction can be made as to whether any legislative proposals relating to dividend rules in Delaware will be made, whether any such legislative proposal will be adopted in the future, or the effect, if any, any such proposal would have on the Company or American Re-Insurance.

    As of December 31, 1996, American Alternative could declare dividends of $9.5 million during 1997, to the extent it had earned surplus available at the date of declaration, without approval of the Commissioner of Insurance for the State of New York.

LEGISLATIVE AND REGULATORY PROPOSALS

    From time to time, various regulatory and legislative changes have been proposed in the insurance and reinsurance industry, which may have an effect on reinsurers. Some states have adopted, or are considering adopting, laws, regulations and administrative practices which, among other things, may limit the ability of primary insurance companies to effect premium rate increases or to cancel or not renew existing policies, particularly in the personal liability and professional liability lines. Additionally, a number of states are considering insurance company liquidation procedures that may significantly increase and accelerate the payment of reinsurance obligations. The Company is unable to predict whether any of these laws, regulations and administrative practices will be adopted in additional states, the form in which any such laws, regulations and administrative practices would be adopted in additional states, or the effect, if any, these developments will have on the operations and financial condition of the Company, American Re-Insurance or American Alternative.

    The U.S. Congress is considering amendments to the Comprehensive Environmental Response, Compensation and Liability Act. The proposed amendments would reform the Superfund clean-up program by limiting the application of retroactive liability, developing risk based clean-up standards, and establishing administrative procedures for determining how liability should be apportioned among potentially responsible parties. At this time, the Company is unable to predict whether any amendments will be adopted, or the effect any changes would have on the Company.

ITEM 2. PROPERTIES

    The Company owns approximately 424,000 square feet of space in four contiguous executive office properties in Princeton, New Jersey, on land owned by Princeton University and subject to long-term ground leases. The Company also owns properties for its foreign subsidiaries and representative offices totaling 18,545 square feet in Mexico City, Cairo, Santiago, Bogota, and Buenos Aires.

    The Company also rents office space totaling 254,136 square feet in Atlanta, Boston, Burlington (VT), Chicago, Columbus, Dallas, Denver, Florham Park (NJ), Hartford, Honolulu, Kansas City (KS), Los Angeles, Minneapolis, New York, Philadelphia, San Francisco, Woodland Hills (CA), Brussels, Beijing, Melbourne, Sydney, Bermuda, Montreal, Toronto, Tokyo, Singapore and London.

    The Company believes that its office space is adequate for its current needs and will enter into new leases to meet future needs as such needs arise and as general market conditions permit.

    The Company has invested significant amounts in computer resources, including electronic data processing equipment and the development of proprietary software to support its business. The Company's mainframe computer system is linked by a network to its domestic and most international branch operations. The Company utilizes its proprietary and other software systems in its day-to-day operations to support its businesses. For facultative operations, the Company uses proprietary facultative risk clearance, risk processing, accounts receivable, PRO RATA loss, excess of loss and management information systems. On-line facilities are available for (a) maintaining retrocessional participant information for financial reporting purposes, (b) treasury and claims services and (c) managing and administering treaty reinsurance. As part of the Company's disaster control strategy, all key data is backed up regularly for off site storage.

ITEM 3. LEGAL PROCEEDINGS

    The Company is involved in non-claim litigation incidental to its business principally related to insurance company insolvencies or liquidation proceedings in the ordinary course of business. Also, in the ordinary course of business, the Company is sometimes involved in adversarial proceedings incidental to its business related to the claim settlement process. The amounts at risk in these proceedings are taken into account in setting loss reserves.

    Based upon its familiarity with or review and analysis of such matters, the Company believes that none of the pending litigation matters will have a material adverse effect on the consolidated financial statements of the Company. However, no assurance can be given as to the decisions that may be rendered by the courts in any of such litigation matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On November 21, 1996, the Company held a special meeting of its common stockholders of record as of October 21, 1996, at which the stockholders were asked to approve and adopt the Merger Agreement. There were 47,293,014 shares of Common Stock of the Company issued and outstanding and entitled to vote at the special meeting. 41,652,280 shares of Common Stock or 88.07% of the total outstanding shares were voted as follows: 41,640,710 shares voted to approve the Merger Agreement, 2,842 shares voted against approval, and 8,728 shares abstained.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    As a result of the Acquisition, 100% of the Company's Common Stock is owned by Munich Re. On November 26, 1996, the Company's Common Stock was voluntarily delisted from the New York Stock Exchange.

    (c) The following table sets forth information as to the cash dividends paid by the Company on shares of its Common Stock during each of the past two years.

                                                                                    1995       1996
                                                                                  ---------  ---------
First Quarter...................................................................  $     .08  $     .08
Second Quarter..................................................................        .08        .11
Third Quarter...................................................................        .08        .11
Fourth Quarter..................................................................        .08     --

    There were no dividends paid in the fourth quarter of 1996. Currently it is Munich Re's intention to further strengthen the capital position of the Company by allowing net income to be retained; therefore, at this time no further cash dividends on the Common Stock are anticipated. The capacity of American Re-Insurance and American Alternative to pay dividends is discussed in Part I, Item 1, Business--Dividends.

ITEM 6. SELECTED FINANCIAL INFORMATION OF THE COMPANY AND AMERICAN RE-INSURANCE

    Set forth below are five years of selected financial information. Financial information is presented for American Re-Insurance for the nine-month period ended September 30, 1992, and for the Company for the three months ended December 31, 1992, and each of the years ended December 31, 1993, 1994, 1995, and 1996. The information for the nine months ended September 30, 1992, was derived from the audited consolidated financial statements and related notes of American Re-Insurance. The information as of and for the three months ended December 31, 1992, and each of the years ended December 31, 1993, 1994, 1995, and 1996, was derived from the audited consolidated financial statements and related notes of the Company. The results of operations for any interim period are not necessarily indicative of results of operations for the full year. The statutory data have been derived from statutory financial statements. Such statutory financial statements are prepared in accordance with statutory accounting principles, which differ from GAAP. For additional information, see the Consolidated Financial Statements of the Company, and the related notes thereto included elsewhere in this report.

                                  AMERICAN RE-INSURANCE        THE
                                  (PREDECESSOR COMPANY)      COMPANY
                                 -----------------------  -------------   COMBINED(1)
                                       NINE MONTHS        THREE MONTHS   -------------
                                          ENDED               ENDED       YEAR ENDED                   THE COMPANY
                                      SEPTEMBER 30,       DECEMBER 31,   DECEMBER 31,   ------------------------------------------
(DOLLARS IN MILLIONS)                     1992                1992           1992         1993       1994       1995       1996
                                 -----------------------  -------------  -------------  ---------  ---------  ---------  ---------
OPERATING DATA:
Net premiums written...........         $   741.7           $   278.6      $ 1,020.4    $ 1,363.4  $ 1,553.3  $ 1,629.5  $ 1,902.4
Net premiums earned............             692.7               270.7          963.4      1,249.9    1,461.4    1,530.9    1,796.7
Losses and LAE (2).............             472.0               201.3          673.3        796.9    1,011.0    1,340.2    1,167.8
Underwriting expenses..........             245.5                76.4          322.0        403.5      439.3      452.4      533.5
Underwriting gain (loss).......             (24.8)               (7.1)         (31.9)        49.5       11.1     (261.7)      95.4
Net investment income..........             165.3                42.0          207.3        165.1      188.7      222.6      248.2
Net realized capital gains
  (losses).....................               4.2                (2.1)           2.1          5.1       (0.2)       4.7        4.8
Interest expense...............            --                    24.9         --             66.1       60.0       60.7       54.1
Income (loss) before income
  taxes........................             128.9               (10.5)        --            144.0      120.7     (159.5)     232.6
Income taxes (benefits)........              28.2                (7.0)        --             36.0       23.2      (76.6)      73.8
Income (loss) before
  distributions on preferred
  securities of subsidiary
  trust, extraordinary loss,
  and cumulative effect of
  accounting change............             100.7                (3.5)        --            108.0       97.5      (82.9)     158.8
Distributions on preferred
  securities of subsidiary
  trust........................            --                  --             --           --         --           (4.4)     (13.1)
Income (loss) before
  extraordinary loss and
  cumulative effect of
  accounting change............             100.7                (3.5)        --            108.0       97.5      (87.3)     145.7
Extraordinary loss, net of
  applicable income tax
  effect.......................            --                  --             --            (26.6)    --           (0.3)     (34.0)
Cumulative effect of accounting
  change, net of applicable
  income tax effect............            --                  --             --             17.8     --         --         --
Net income (loss) before
  paid-in-kind preferred
  dividend.....................             100.7                (3.5)        --             99.3       97.5      (87.6)     111.7
Paid-in-kind preferred
  dividends....................            --                     2.5         --              0.9     --         --         --
Net income (loss) available to
  common shareholders..........             100.7                (6.0)        --             98.4       97.5      (87.6)     111.7
OTHER GAAP OPERATING DATA (3):
Loss and LAE ratio.............              68.1%               74.4%          69.9%        63.8%      69.2%      87.5%      65.0%
Underwriting expense ratio.....              35.5                28.2           33.4         32.3       30.0       29.6       29.7
                                           ------         -------------  -------------  ---------  ---------  ---------  ---------
Combined ratio.................             103.6%              102.6%         103.3%        96.1%      99.2%     117.1%      94.7%

                                  AMERICAN RE-INSURANCE        THE
                                  (PREDECESSOR COMPANY)      COMPANY
                                 -----------------------  -------------   COMBINED(1)
                                       NINE MONTHS        THREE MONTHS   -------------
                                          ENDED               ENDED       YEAR ENDED                   THE COMPANY
                                      SEPTEMBER 30,       DECEMBER 31,   DECEMBER 31,   ------------------------------------------
(DOLLARS IN MILLIONS)                     1992                1992           1992         1993       1994       1995       1996
                                 -----------------------  -------------  -------------  ---------  ---------  ---------  ---------
STATUTORY DATA (4):
Ratio of net premiums written
  to surplus...................            --                  --               1.15x        1.26x      1.39x      1.45x      1.50x
Policyholders' surplus.........            --                  --          $   875.8    $ 1,079.3  $ 1,104.1  $ 1,109.6  $ 1,272.4
Loss and LAE ratio.............            --                  --               68.5%        64.8%      71.2%      88.9%      65.4%
Underwriting expense ratio.....            --                  --               34.3         34.7       32.6       32.1       31.2
                                           ------         -------------  -------------  ---------  ---------  ---------  ---------
Combined ratio.................            --                  --              102.8%        99.5%     103.8%     121.0%      96.6%
BALANCE SHEET DATA (AT END OF
  PERIOD):
Total investments and cash.....            --               $ 2,833.8         --        $ 3,153.3  $ 3,308.9  $ 3,957.5  $ 4,302.5
Total assets...................            --                 5,886.9         --          6,231.4    6,677.9    7,814.4    8,403.6
Loss and LAE reserves..........            --                 3,523.9         --          3,685.7    3,971.9    4,790.0    4,891.5
Senior bank debt...............            --                   575.0         --            275.0      200.0       75.0       75.0
Senior notes...................            --                  --             --           --         --         --          498.4
Senior subordinated debt.......            --                   450.0         --            450.0      450.0      450.0     --
Company-obligated mandatorily
  redeemable preferred
  securities of subsidiary
  trust holding as all its
  assets Junior Subordinated
  Debentures...................            --                  --             --           --         --          237.5      237.5
Stockholder's equity...........            --                   386.3         --            797.2      789.2      847.1      969.5

------------------------

(1) Represents the sum of American Re-Insurance' s results for the nine months ended September 30, 1992, and the Company's results for the three months ended December 31, 1992. The combined sum has been presented for comparison of significant operating data.

(2) "LAE" means loss adjustment expenses.

(3) GAAP loss and LAE ratio represents the sum of losses and LAE as a percentage of net premiums earned. GAAP underwriting expense ratio represents underwriting expenses as a percentage of net premiums earned. GAAP combined ratio represents the sum of the GAAP loss and LAE ratio and GAAP underwriting expense ratio. See "Management's Discussion and Analysis of the Company's Results of Operations and Financial Condition."

(4) Represents statutory data for the applicable period. Ratio of net premiums written to surplus represents statutory net premiums written for the period over statutory policyholders' surplus at the end of such period. Statutory loss and LAE ratio represents the sum of statutory losses and LAE as a percentage of statutory net premiums earned. Statutory underwriting expense ratio represents statutory underwriting expenses as a percentage of statutory net premiums written. Statutory combined ratio represents the sum of the statutory loss and LAE ratio and the statutory underwriting expense ratio. See "Management's Discussion and Analysis of the Company's Results of Operations and Financial Condition."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE COMPANY'S RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

    YEAR ENDED DECEMBER 31, 1996, COMPARED WITH YEAR ENDED DECEMBER 31, 1995

    The Company's net premiums written increased 16.7% to $1,902.4 million for the year ended December 31, 1996, from $1,629.5 million in 1995. Total treaty net premiums written increased 20.4% to $1,358.7 million for the year ended December 31, 1996, from $1,128.2 million in 1995, with increases in DICO's and International Operations' treaty net premiums written, partially offset by a decline in ARMI's treaty net premiums written. Facultative net premiums written increased 8.5% to $543.7 million for the year ended December 31, 1996, from $501.3 million in 1995, primarily due to both new accounts and the expansion of existing accounts. International net premiums written, which are included in the treaty and facultative amounts stated above, were $442.6 million, or 23.3% of total net premiums written for the year ended December 31, 1996, compared to $380.5 million, or 23.4% of total net premiums written in 1995. The Company believes the increase in international premium writings can be attributed to its continued success in implementing its direct whole account marketing approach, as well as increasing opportunities in Latin America and Australia.

    The Company's net premiums earned increased 17.4% to $1,796.7 million for the year ended December 31, 1996, from $1,530.9 million in 1995. This increase in premiums earned was primarily due to the increase in premiums written for the year ended December 31, 1996, as well as the timing of premiums earned on business in force.

    Net losses and loss adjustment expenses ("LAE") incurred decreased 12.9% to $1,167.8 million for the year ended December 31, 1996, from $1,340.2 million in 1995. This decrease was primarily due to a decrease in losses due to adverse development from Latent Liability Exposures. The Company incurred a $347.4 million charge for loss reserve strengthening, primarily due to increases in reserves for Latent Liability Exposures, in the fourth quarter of 1995 (See "Reserves for Unpaid Losses and Loss Adjustment Expenses".) The Company had no adverse loss development for Latent Liability Exposures in 1996. The year ended December 31, 1996, also included $16.5 million of catastrophe losses, compared to $10.0 million of catastrophe losses incurred in 1995.

    Underwriting expenses, consisting of commission expense plus operating expenses, increased 17.9% to $533.5 million for the year ended December 31, 1996, from $452.4 million in 1995. This increase was primarily due to an increase in commission expense of 21.0% to $390.1 million for the year ended December 31, 1996, from $322.4 million in 1995. This increase was primarily due to the increase in writings of pro rata treaty premiums. Operating expenses increased 10.3% to $143.4 million for the year ended December 31, 1996, from $130.1 million in 1995, due to an increase in overhead expenses.

    The Company experienced an underwriting gain (net premiums earned minus losses and LAE incurred and underwriting expenses) of $95.4 million for the year ended December 31, 1996, compared to an underwriting loss of $261.7 million in 1995. The change in the underwriting result was primarily due to the charge for loss reserve strengthening recognized in 1995. On a GAAP basis, the Company's loss ratio decreased to 65.0% for the year ended December 31, 1996 (inclusive of 0.9 points due to catastrophe losses), from 87.5% in 1995 (inclusive of 20.4 points due to the charge for loss reserve strengthening and 0.6 points due to catastrophe losses). The underwriting expense ratio increased slightly to 29.7% for the year ended December 31, 1996, from 29.6% in 1995. As a result of the decrease in the loss ratio, the GAAP combined ratio for the year ended December 31, 1996, decreased to 94.7% from 117.1% in 1995.

    Pre-tax net investment income increased 11.5% to $248.2 million for the year ended December 31, 1996, from $222.6 million in 1995. This increase was primarily due to the increase in invested assets. The Company's after-tax net investment income increased by 9.7% to $183.0 million for the year ended December 31, 1996, from $166.8 million in 1995. The after-tax net investment income increase was less than the pre-tax net investment income increase due to the Company's decision to continue to increase the percentage of taxable fixed maturity investments in its portfolio, based on the relative attractiveness of investment yields on highly rated taxable instruments, in addition to tax planning considerations.

    The Company's interest expense decreased by 10.9% to $54.1 million for the year ended December 31, 1996, from $60.7 million in 1995. This decrease was primarily attributable to the lower level of senior bank debt outstanding during the year ended December 31, 1996, compared to the 1995 period, under the Company's revolving credit facility. See "Financial Condition."

    The Company realized net capital gains of $4.8 million for the year ended December 31, 1996, comprised of net capital gains of $3.9 million realized on bond sales and $0.9 million realized on the sale of other miscellaneous investments. The Company realized net capital gains of $4.7 million for the year ended December 31, 1995, comprised of net capital gains of $4.3 million on bond sales and $0.4 million realized on the sale of other miscellaneous investments.

    Other income increased by 21.5% to $47.5 million for the year ended December 31, 1996, from $39.1 million in 1995. The increase in the 1996 period was primarily attributable to a $12.7 million increase in fee subsidiary revenue. Other expenses increased 5.6% to $109.2 million for the year ended December 31, 1996, from $103.4 million in 1995. The increase was primarily attributable to $36.1 million in Acquisition-related expenses incurred during 1996, and a $16.5 million increase in subsidiary expenses from $39.3 million in 1995, to $55.8 million in 1996. The 1995 period included a $36.5 million increase in the provision for the allowance for uncollectible reinsurance primarily related to the charge for loss reserve strengthening in 1995; there was no similar charge during the 1996 period.

    The Company recorded income before income taxes, distributions on preferred securities of subsidiary trust, and extraordinary loss of $232.6 million for the year ended December 31, 1996, compared to a loss of $159.5 million in 1995. Federal and foreign income tax expenses were $73.8 million for the year ended December 31, 1996, compared to income tax benefits of $76.6 million in 1995.

    The Company incurred an after-tax expense of $13.1 million for the year ended December 31, 1996, compared to $4.4 million in 1995, representing the Company's minority interest in the earnings of American Re Capital, a single-purpose, wholly owned subsidiary trust. The expense was due to the distributions paid by American Re Capital on the QUIPS, which were issued August 30, 1995. See "Financial Condition."

    In 1996, the Company recognized an extraordinary loss of $34.0 million after-tax, resulting from the in-substance defeasance of the senior subordinated debentures. This amount represents the write-off of the remaining unamortized financing fees from the senior subordinated debentures, interest payable through the expected call date of September 19, 1997, and a call premium of 4.75% of the redemption price. See "Financial Condition." In 1995, the Company recognized an extraordinary, non-cash after-tax loss of $0.3 million, representing the write-off of capitalized financing fees from the revolving bank credit agreement after the obligation was paid in full.

    The Company realized net income to common stockholders of $111.7 million for the year ended December 31, 1996, compared to a net loss of $87.6 million in 1995. Due to the Acquisition by Munich Re, earnings per share data is not considered applicable for the year ended December 31, 1996.

    YEAR ENDED DECEMBER 31, 1995, COMPARED WITH YEAR ENDED DECEMBER 31, 1994

    The Company's net premiums written increased 4.9% to $1,629.5 million for the year ended December 31, 1995, from $1,553.3 million in 1994. Total treaty net premiums written increased 2.3% to $1,128.2 million for the year ended December 31, 1995, from $1,103.1 million in 1994, with increases in DICO' s and International Operations' treaty net premiums written, partially offset by a decline in ARMI's treaty net premiums written. Facultative net premiums written increased 11.4% to $501.3 million for the year ended December 31, 1995, from $450.2 million in 1994, primarily due to expansion of existing accounts. International net premiums written, which are included in the treaty and facultative amounts stated above, were $380.5 million, or 23.4% of total net premiums written for the year ended December 31, 1995, compared to $309.3 million, or 19.9% of total net premiums written in 1994. The Company believes the increase in international premium writings can be attributed to its continued success in implementing its direct whole account marketing approach, as well as increasing opportunities in the European market.

    The Company's net premiums earned increased 4.8% to $1,530.9 million for the year ended December 31, 1995, from $1,461.4 million in 1994. This increase in premiums earned was primarily due to the increase in premiums written for the year ended December 31, 1995, as well as the timing of premiums earned on business in force.

    Net losses and loss adjustment expenses ("LAE") incurred increased 32.6% to $1,340.2 million for the year ended December 31, 1995, from $1,011.0 million in 1994. This increase was primarily due to a $347.4 million charge for loss reserve strengthening, primarily due to increases in reserves for net Latent Liability Exposures in 1995. See "Reserves for Unpaid Losses and Loss Adjustment Expenses". The year ended December 31, 1995, included $10.0 million of catastrophe losses for various Caribbean storms, compared to $66.1 million in catastrophe losses incurred in 1994 from the Northridge earthquake.

    Underwriting expenses, consisting of commission expense plus operating expenses, increased 3.0% to $452.4 million for the year ended December 31, 1995, from $439.3 million in 1994. Commission expense increased slightly to $322.4 million for the year ended December 31, 1995, from $321.5 million in 1994. Operating expenses increased 10.4% to $130.0 million for the year ended December 31, 1995, from $117.8 million in 1994, primarily due to increased overhead expenses, in addition to $4.0 million of expenses associated with an on-going information systems and processes re-engineering effort the Company commenced in mid-1995.

    The Company experienced an underwriting loss (net premiums earned minus losses and LAE incurred and underwriting expenses) of $261.7 million for the year ended December 31, 1995, compared to an underwriting gain of $11.1 million in 1994. The change in the underwriting result was due to the charge for loss reserve strengthening recognized in 1995. On a GAAP basis, the Company's loss ratio increased to 87.5% for the year ended December 31, 1995 (inclusive of 20.4 points due to the charge for loss reserve strengthening and 0.6 points due to catastrophe losses), from 69.2% in 1994 (inclusive of 4.5 points from catastrophe losses), while the underwriting expense ratio decreased to 29.6% for the year ended December 31, 1995, from 30.0% in 1994. Primarily as a result of the charge for loss reserve strengthening, the GAAP combined ratio for the year ended December 31, 1995, increased to 117.1% from 99.2% in 1994.

    Pre-tax net investment income increased 18.0% to $222.6 million for the year ended December 31, 1995, from $188.7 million in 1994. This increase was primarily due to the increase in invested assets, as well as a higher overall effective interest rate in the investment portfolio. The Company's after-tax net investment income increased by 14.2% to $166.8 million for the year ended December 31, 1995, from $146.0 million in 1994. The after-tax net investment income increase was less than the pre-tax net investment income increase due to the Company's decision to continue to increase the percentage of taxable fixed maturity investments in its portfolio, based on the relative attractiveness of investment yields on highly rated taxable instruments.

    The Company's interest expense increased by 1.2% to $60.7 million for the year ended December 31, 1995, from $60.0 million in 1994. This increase was due to interest rate swap expense of $2.4 million for the year ended December 31, 1995, compared to interest rate swap recoveries of $3.1 million in 1994. The change in the impact of the interest rate swap was partially offset by a 39.4% decrease, or $5.0 million, in bank credit-related interest expense, due to the lower level of senior bank debt outstanding in 1995, and the subsequent retirement of the Company' s revolving bank credit facility with proceeds received from the sale of the QUIPS. See "Financial Condition."

    The Company realized net capital gains of $4.7 million for the year ended December 31, 1995, compared to net capital losses of $0.2 million in 1994. This change was primarily due to net capital gains of $4.3 million realized on bond sales for the year ended December 31, 1995, compared to net capital losses realized of $0.3 million on bond sales in 1994.

    Other income increased by 36.7% to $39.1 million for the year ended December 31, 1995, from $28.6 million in 1994. The increase in the 1995 period was primarily attributable to an increase in fee subsidiary revenue. Other expenses increased to $103.4 million for the year ended December 31, 1995, from $47.5 million in 1994. The increase in the 1995 period was primarily due to a $9.6 million increase in subsidiary expenses, and a $34.5 million increase in the provision for the allowance for uncollectible reinsurance related to the charge for loss reserve strengthening in 1995.

    The Company incurred a loss before income taxes, distributions on preferred securities of subsidiary trust, and extraordinary loss of $159.5 million for the year ended December 31, 1995, compared to income of $120.7 million in 1994. Federal and foreign income tax benefits were $76.6 million for the year ended December 31, 1995, compared to tax expense of $23.2 million in 1994.

    The Company incurred an after-tax expense of $4.4 million for the year ended December 31, 1995, representing the Company' s minority interest in the earnings of American Re Capital, a single-purpose, wholly owned subsidiary trust. The charge was due to the distributions paid by American Re Capital on the QUIPS. See "Financial Condition." There was no comparable charge for the Company in the 1994 period.

    In 1995, the Company recognized an extraordinary, non-cash after-tax loss of $0.3 million, representing the write-off of capitalized financing fees from the revolving bank credit agreement after the obligation was paid in full. There was no comparable charge for the Company in 1994.

    The Company experienced a net loss to common stockholders of $87.6 million for the year ended December 31, 1995, compared to net income of $97.5 million in 1994. Due to the Acquisition by Munich Re, earnings per share data is not considered applicable.

FINANCIAL CONDITION

    The Company is the holding company for American Re-Insurance, a reinsurance company that underwrites property and casualty reinsurance directly in the United States and international markets. Based on statutory net premiums written of $1,908.2 million in 1996, American Re-Insurance, ranked as the second largest property and casualty reinsurer in the U.S. The Company had total assets of $8,403.6 million and stockholders' equity of $969.5 million at December 31, 1996.

    The Company is a wholly-owned subsidiary of Munich Re, a company organized under the laws of Germany. Munich Re is the world's largest reinsurance company, based on 1995 net premiums written, according to BUSINESS INSURANCE.

    On August 13, 1996, the Company entered into the Merger Agreement with Munich Re and Puma Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Munich Re. Pursuant to the terms of the Merger Agreement, on November 25, 1996, following approval of the Merger by the Company' s stockholders and by the applicable regulatory authorities. Puma Acquisition Corp. was merged with and into the Company, which became a wholly owned subsidiary of Munich Re and all of the outstanding shares of the Company's Common Stock, were converted into the right to receive the Merger Consideration of $65.00 per share in cash. The aggregate consideration paid by Munich Re was $3,278.3 million. On November 26, 1996, the Company's Common Stock was voluntarily delisted from the New York Stock Exchange.

    As a result of the Acquisition, Munich Re and the Company are contemplating various alternatives for integrating all or a portion of the operations of American Re-Insurance during 1997 with all or a portion of certain other operations of Munich Re in the United States including Munich American Reinsurance and the operations of the United States branch of Munich Re. There can be no assurance that any such integration will occur on the timetable currently contemplated, or as to the form that any such integration could take. Any plan for integration would be subject to, among other things, an analysis by Munich Re and the Company of the accounting, operational and legal implications of such integration, the negotiation and execution of definitive agreements as to value and other matters, as well as a variety of other factors that are beyond the Company's control, including, without limitation, the consent of certain of the other shareholders of Munich American Reinsurance and application for and receipt of insurance and other regulatory approvals. There can be no assurance as to the impact of any such integration on the business condition (financial or otherwise) or prospects of the Company.

    Munich American Reinsurance had total statutory admitted assets of $1,567.8 million and policyholders' surplus of $361.0 million at December 31, 1996. Munich American Reinsurance had $451.6 million of net written premiums for the year ended December 31, 1996. The United States branch of Munich Re had total statutory admitted assets of $1,505.1 million and policyholders' surplus of $625.4 million as of December 31, 1996. The United States branch of Munich Re had $266.1 million of net written premiums for the year ended December 31, 1996.

    Total consolidated assets of the Company increased by 7.5% to $8,403.6 million at December 31, 1996, from $7,814.4 million at December 31, 1995. This increase was primarily attributable to increases in investments and cash of $345.1 million, and premiums due and other receivables of $131.2 million.

    The total financial statement value of investments and cash increased to $4,302.5 million at December 31, 1996, from $3,957.5 million at December 31, 1995, due to cash flow from operating and financing activities, in addition to an increase in the fair value of investments held. The financial statement value of the investment portfolio at December 31, 1996, included a net increase from amortized cost to fair value of $53.4 million for debt and equity investments, compared to a net increase of $109.2 million at December 31, 1995. At December 31, 1996, the Company recognized a cumulative unrealized gain of $34.7 million due to the net adjustment to fair value on debt and equity investments, after applicable income tax effects, which was reflected as a separate component of stockholder's equity. This represents a net decrease to stockholder' s equity of $36.3 million from the cumulative unrealized gain on debt and equity securities of $71.0 million recognized at December 31, 1995.

    Total consolidated liabilities increased by 6.9% to $7,196.6 million at December 31, 1996, from $6,729.8 million at December 31, 1995. This increase was primarily due to increases in loss and loss adjustment expense reserves of $101.6 million and unearned premium reserves of $148.8 million.

    On December 24, 1996, the Company defeased in-substance its existing issue of 10-7/8% Senior Subordinated Debentures due 2004 (the "Debentures"). The Company plans to redeem all then outstanding Debentures (currently $450 million in principal amount) on or about September 19, 1997, at 104.75% of par, plus accrued interest to the date of redemption, in accordance with the terms of the indenture under which the Debentures were issued.

    In connection with the in-substance defeasance of the Debentures, the Company sold $500.0 million aggregate principal amount of its Senior Notes due December 15, 2026 (the "Notes") on December 24, 1996. The Notes bear interest at a rate of 7.45% annually payable on June 15 and December 15 each year. The offering price of the notes was 99.687% of the aggregate principal amount resulting in a yield to maturity of 7.476%.

    The net proceeds of $494.1 million from the offering of the Notes, in addition to $7.7 million of funds from the working capital of the Company, were simultaneously deposited with the trustee under the indenture for the Debentures (the "Indenture"). The net proceeds were invested in U.S. Government Obligations, as provided in the Indenture, which provide the trustee with funds sufficient to complete the redemption of the Debentures in September 1997 and to make all interest payments that will become due on the Debentures through the date of redemption.

    The Notes are redeemable in whole or in part, at the option of the Company at any time, at a redemption price equal to the greater of (i) 100% of the principal amount of such Notes and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted, on a semiannual basis, at the rate per annum equal to the yield to maturity of the United States Treasury security issue of comparable maturity to the remaining term of the Notes, plus 15 basis points, together with accrued interest to the date of redemption. The Indenture contains certain covenants, including, but not limited to, covenants imposing limitations on liens, and restrictions on mergers and sale of assets.

    The Notes were not registered under the Federal Securities Act of 1933 or registered or qualified under the securities laws of the various states. Pursuant to the terms of the Senior Notes, the Company made an offer to exchange the Notes for a new issue of debt securities of the Company which would be registered under the Securities Act of 1933, with terms substantially similar to the Notes (the "Exchange

Offer"). The Exchange Offer was completed on March 14, 1997 with 100% of the holders of the $500 million aggregate principal amount of the Notes accepting the Exchange Offer.

    On August 30, 1995, American Re Capital, a single-purpose Delaware business trust formed and wholly owned by the Company, completed the sale of $237.5 million of Cumulative Quarterly Income Preferred Securities ("the QUIPS"), due 2025. The net proceeds from the offering were used by American Re Capital to purchase a like amount of 8.5% Junior Subordinated Debentures of the Company. The $244.8 million principal amount of 8.5% Junior Subordinated Debentures due September 30, 2025, represent all of the assets of the subsidiary trust. The Company used the proceeds from the sale of the Debentures to retire the Company' s revolving bank credit facility with Chase Manhattan Bank, N.A., and to contribute $50.0 million to the capital and surplus of American Re-Insurance. The remaining net proceeds from the sale were used for general corporate purposes. The Junior Subordinated Debentures and related income statement effects are eliminated in the Company' s consolidated financial statements.

    The QUIPS accrue and pay distributions quarterly at a rate of 8.5% per annum of the stated liquidation value of $25 per preferred security. The Company has, through a guarantee agreement, a trust agreement, the Junior Subordinated Debentures and an expense agreement, taken together, fully and unconditionally guaranteed, on a subordinated basis, the Trust' s obligation under the preferred securities to the extent that funds are available therefor, as more fully set forth in such agreements.

    The QUIPS are mandatorily redeemable upon the maturity of the Junior Subordinated Debentures, on September 30, 2025, or upon earlier redemption as provided in the Indenture. The Company has the right to redeem the Junior Subordinated Debentures, in whole or in part, on or after September 30, 2000, at a redemption price of $25 per preferred security plus any accrued but unpaid interest to the redemption date.

    On December 29, 1995, the Company borrowed $75.0 million from Bank of America, N.A., in anticipation and as part of a new, unsecured revolving bank credit facility established on January 29, 1996, which allows the Company to borrow an aggregate amount up to $150 million at a floating rate of interest. The Company contributed proceeds of the borrowing, along with an additional $25 million of corporate funds, to the capital and surplus of American Re-Insurance. At December 31, 1996, $75.0 million remains outstanding under the revolving bank credit facility.

    Common stockholder' s equity increased 14.5% to $969.5 million at December 31, 1996, from $847.1 million at December 31, 1995. This increase was primarily attributable to net income of $111.7 million and a tax benefit of $69.5 million related to the settlement of the stock option and award plans at the Acquisition, offset by net market depreciation of $36.3 million on debt and equity securities, after applicable income tax effects, dividends to common stockholders of $14.2 million, and an increase in net unrealized loss on foreign exchange of $13.4 million.

    The Company's insurance/reinsurance subsidiaries' statutory surplus increased to $1,272.4 million at December 31, 1996, from $1,109.6 million at December 31, 1995. Dividends of $70.0 million and $97.5 million were paid to the Company in 1996 and 1995, respectively. American Re's operating leverage, measured by its premiums-to-surplus ratio, was 1.50 to 1 and 1.45 to 1 at year-end 1996 and 1995, respectively.

    On March 29, June 28, and September 30, 1996, the Company paid cash dividends of $0.08, $0.11, and $0.11, respectively, per share on all outstanding common shares. There were no dividends paid in the fourth quarter 1996.

    As a normal course of business, the Company enters into foreign exchange forward contracts primarily as a hedge, for other than trading purposes, and such contracts are designed to offset certain foreign currency net asset positions. Foreign exchange forward contracts are agreements to exchange fixed amounts of two different currencies at a specified future date and at a specified price. Currency risk results mainly from fluctuations in translation rates and credit risk results from the possibility of non-performance by counterparties, which could result in an unhedged position. At December 31, 1996, and 1995, the Company had $132.5 million and $140.8 million, respectively, in contracts to sell, and $49.5 million and $25.5 million, respectively, in contracts to buy various foreign currencies, primarily in Canadian and Australian dollars. The contract amounts of these instruments reflect the extent of the Company's involvement in this type of financial instrument and do not represent the Company's risk of loss. The Company recognized $4.0 million and $1.8 million as an unrealized loss on foreign exchange in stockholder' s equity due to foreign exchange forward contracts for the years ended December 31, 1996, and 1995, respectively. The estimated fair value of the foreign exchange forward contracts were $0.1 million and $0.7 million at December 31, 1996, and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    The Company is an insurance holding company whose only material investment is in the capital stock of American Re-Insurance. The Company is dependent on dividends and tax allocation payments, primarily from American Re-Insurance, to meet its short- and long-term liquidity requirements, including its debt service obligations. Currently it is Munich Re's intention to further strengthen the capital position of the Company by allowing net income to be retained; therefore, at this time, no further cash dividends on the Company' s common stock are anticipated.

    The Company is required to apply a portion of its operating cash flow to the servicing and repayment of its debt obligations. The payment of dividends to the Company by American Re-Insurance is subject to limitations imposed by the Delaware Insurance Code. Based upon these restrictions and 1996 operating results, the maximum amount available for payment of dividends to the Company by American Re-Insurance in 1997 without approval of regulatory authorities is estimated to be $237.1 million.

    The Company' s cash flow from operations may be influenced by a variety of other factors, including cyclical changes in the property and casualty reinsurance market, insurance regulatory initiatives, and changes in general economic conditions. Liquidity requirements are met on both a short- and long-term basis by funds provided by operations and from the maturity and the sale of investments. Cash provided by operations primarily consists of premiums collected, investment income, and reinsurance recoverable balances collected, less paid claims, retrocession payments, underwriting and interest expenses, QUIPS distributions, and income tax payments. Cash flows provided by operations for the Company were $365.9 million for 1996, $325.7 million for 1995, and $429.8 million in 1994.

    Total cash proceeds in 1996 from sales of investments were $1,203.5 million compared to $1,011.3 million in 1995 and $570.2 million in 1994. Much of the activity in 1996 was due to an increase in the modified duration of the portfolio to 4.65 years at December 31, 1996, from 4.32 years at December 31, 1995, in addition to an overall redeployment out of tax-advantaged securities. Much of the activity in 1995 occurred due to a repositioning of the Company' s foreign currency-denominated investments into longer duration securities, in addition to an overall redeployment out of tax-advantaged securities. Much of the activity in 1994 occurred due to a repositioning of the bond portfolio into tax-exempt securities. Cash and cash equivalents were $324.9 million, $294.2 million, and $280.5 million, at December 31, 1996, 1995, and 1994, respectively. Cash and short-term investments are maintained for liquidity purposes and represented 7.5%, 7.4%, and 8.5%, respectively, of total financial statement investments and cash on such dates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Reference is made to the items included in Item 14(a) of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Deloitte & Touche LLP was dismissed as principal independent accountant to the Company and its subsidiaries, effective March 27, 1997. Also effective that date, the Company engaged KPMG Peat Marwick LLP, the principal independent accountants for Munich Re, to replace Deloitte & Touche LLP as its principal independent accountants.

No report on the financial statements of the Company by Deloitte & Touche LLP contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles during either of the past two fiscal years or any subsequent period preceding the dismissal.

During American Re's two most recent fiscal years and the subsequent period preceding the dismissal of Deloitte & Touche LLP, there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused Deloitte & Touche LLP to make reference to the subject matter of such disagreements in connection with its reports on the Company.

The replacements of Deloitte & Touche LLP by KPMG Peat Marwick LLP as independent accountants to the Company is intended to allow the Company and Munich Re to benefit from efficiencies resulting from the use of KPMG Peat Marwick LLP as principal independent accountants to both the Company and Munich Re.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS

    DR. JUR. CLAUS HELBIG, age 56, became a Director of the Company on November 25, 1996. Dr. Helbig has been a Member of the Board of Management of Munich Re since 1993. Dr. Helbig is also currently Vice Chairman of the Board of Directors of Allgemeine Kreditversicherung AG, Mainz, Germany; a Member of the Board of Directors of each of Deutsche Gesellschaft fuer Fondsverwaltung (DEGEF) Frankfurt, Germany (Deutsche Bank Group); and Karlsruher Rendite, Karlsruhe. From 1989 to 1992 Dr. Helbig was a member of the Board of Directors of each of Westdeutsche Landesbank (Austria) AG, Vienna, Austria; Westdeutsche Landesbank International S.A., Luxemberg; Banque Franco Allemande S.A., Paris, France; and a Member of the Board of Management of Suedwestdeutsche Landesbank.

    EDWARD B. JOBE, age 67, retired as Chairman of the Board and Chief Executive Officer of the Company in January, 1996, positions which he assumed in September, 1992. From September, 1992, through December, 1994, Mr. Jobe was also Chairman of the Board and Chief Executive Officer of American Re-Insurance. Mr. Jobe continues to be a Director of the Company and American Re-Insurance. Prior to September, 1992, Mr. Jobe was President, Chief Executive Officer and a Director of American Re-Insurance from March, 1987.

    EDWARD J. NOONAN, age 38, became President, Chief Executive Officer and a director of the Company and Chairman, President and Chief Executive Officer of American Re-Insurance on March 14, 1997. From February 5, 1997 to March 14, 1997, Mr. Noonan was Executive Vice President of the Company and American Re-Insurance. From September, 1994 to March 14, 1997, Mr. Noonan was President, Domestic Insurance Company Operations of American Re-Insurance. Mr. Noonan has also been a Director of American Re-Insurance since September, 1992. Mr. Noonan was a Senior Vice President of American Re-Insurance from July, 1991 to February, 1997. From April, 1990 to July, 1991, Mr. Noonan was Senior Vice President, Treaty Division. From May, 1987 to April, 1990, he was Vice President, Treaty Division of American Re-Insurance. From October, 1983 through December, 1987, he was a Vice President of American Re-Insurance.

    HANS RATHNOW, age 62, became a Director of the Company on November 25, 1996. Mr. Rathnow has been a Member of the Board of Management of Munich Re since 1991. Mr. Rathnow is also currently a Member of the Board of Directors of Allianz Insurance Company, Los Angeles, California as well as a Member of the Board of Directors of various companies within the Munich Re holding company system.

    DR. JUR. HANS-JURGEN SCHINZLER, age 56, became a Director of the Company on November 25, 1996 and Chairman of the Company on March 14, 1997. Dr. Schinzler has been Chairman of the Board of Management of Munich Re since 1993. From 1981 to 1993 Dr. Schinzler was a Member of the Board of Management of Munich Re. Dr. Schinzler currently holds positions on the Supervisory Boards of various subsidiaries within the Munich Re holding company system. Dr. Schinzler is also Deputy Chairman of the Supervisory Board of Allianz Versicherungs-Aktiengesellschaft, Munich; a Member of the Supervisory Board of each of D.A.S., Munich; Degussa Aktiengesellschaft, Frankfurt; Dresdner Bank Aktiengesellschaft, Frankfurt; Hoechest Aktiengesellschaft, Frankfurt; and MAN Aktiengesellschaft, Munich. Dr. Schinzler is a Member of the Board of Directors of Allianz of America Inc., Delaware and Dresdner Securities (USA) Inc., New York.

EXECUTIVE OFFICERS

    In addition to Mr. Noonan, the executive officers of the Company are as follows:

    MAHMOUD M. ABDALLAH, age 48, is President, International Operations for American Re-Insurance and AM-RE Brokers. He assumed that position in September, 1994. On February 5, 1997, Mr. Abdallah became an Executive Vice President of the Company and American Re-Insurance. Mr. Abdallah has been a Director of American Re-Insurance since September, 1992. From May 1989 to September, 1994, he was Senior Vice President of American Re-Insurance. From July, 1987 to May, 1989, he was Vice President, responsible for International Operations. Mr. Abdallah serves on the Board of U.S. International Insurance Council (IIC) where he was appointed Chairman in 1995.

    ALBERT J. BEER, age 46, became Executive Vice President and President of Domestic Insurance Company Operations of American Re-Insurance on March 14, 1997. From December, 1992 to March, 1997, Mr. Beer was Senior Vice President--Branch Operations of American Re-Insurance. Mr. Beer has been a director of American Re-Insurance since December, 1992. From April, 1989 to December, 1992, he was Chief Actuary for Skandia America. Prior to that, Mr. Beer was with Tillinghast & Co. (professional actuaries) from November, 1984 to April, 1989, most recently as a Principal.

    ROBERT K. BURGESS, age 48, became Executive Vice President of the Company and American Re-Insurance on February 5, 1997. Mr. Burgess retained the positions of General Counsel and Secretary of both companies, which he assumed in April, 1995. Mr. Burgess had been Senior Vice President of both companies since April, 1995. Mr. Burgess has been a Director of American Re-Insurance since May, 1995. Prior to April, 1995, Mr. Burgess was a Partner in the law firm of Latham & Watkins since 1981 and an associate prior thereto.

    JAMES R. FISHER, age 41, is Senior Vice President and Chief Financial and Accounting Officer of the Company. He assumed his current position in September, 1992. Since September, 1994, he has been President of Financial Products of American Re-Insurance and a Director of American Re-Insurance since December, 1992. From September, 1992 to October, 1995, Mr. Fisher was Treasurer of the Company and American Re-Insurance. Since December, 1987, Mr. Fisher has been Senior Vice President of the Financial Services Division of American Re-Insurance. Mr. Fisher is also a Certified Public Accountant.

    ROBERT E. HUMES, age 53, became Senior Vice President--Human Resources Division of American Re-Insurance in September, 1994. Prior to that, Mr. Humes was Vice President--Human Resources Division since July, 1993. He was previously employed by Bristol-Myers Squibb Company where he was Senior Vice President of Corporate Resources from October, 1989 to April, 1990. From July, 1971 to October, 1989, Mr. Humes was employed by Squibb Corporation in numerous management positions in Human Resources including Senior Vice President of Human Resources. From April, 1990 to July, 1993, Mr. Humes served as an officer and a member of the Board of Trustees to numerous non-profit organizations including the American Red Cross, the United Way and the Princeton Chamber of Commerce providing expertise to such groups in the areas of human resources, strategic planning and fund raising.

    KENNETH J. LESTRANGE, age 39, became Executive Vice President of the Company and American Re-Insurance on February 5, 1997. Mr. LeStrange was Senior Vice President of American Re-Insurance-- Alternative Market business since July, 1991. Mr. LeStrange has been a Director of American Re-Insurance since September, 1992 and since September, 1994, Mr. LeStrange has been President--AM-RE Managers, Inc. From January, 1988 to July, 1991, he was Vice President of American Re-Insurance. Mr. LeStrange joined American Re-Insurance as Assistant Vice President of the Treaty Division in March, 1986.

    ALAN F. NUGENT, age 42, became Senior Vice President and Chief Information Officer of American Re in September, 1996. Prior to joining American Re, Mr. Nugent was Executive Vice President and Chief Technology Officer with the Xerox Corporation' s Global Process and Information Technology area since 1993. Prior to that, he was Vice President of Soft Machine Inc. from 1977 to 1993.

    THOMAS E. SMITH, age 44, became Senior Vice President of American Re in July, 1996. Prior to that Mr. Smith was Vice President and Senior Claim Officer for the Commercial Division of the Farmers Insurance Group. Mr. Smith was with Farmers for over 20 years.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The following table sets forth for the Chief Executive Officer of the Company and the four other executive officers of the Company who were the most highly compensated executive officers of the Company for the year ended December 31, 1996, (the "named executive officers"), information concerning compensation earned in 1996, 1995, and 1994 by such persons for services with the Company and its subsidiaries.

                                                                                                     LONG-TERM COMPENSATION
                                                                                              ------------------------------------
                                                                                                AWARDS             PAYOUTS
                                                            ANNUAL COMPENSATION               -----------  -----------------------
                                               ---------------------------------------------  SECURITIES            LTIP
                                                                          OTHER ANNUAL        UNDERLYING          ALL OTHER
NAME AND PRINCIPAL POSITION           YEAR      SALARY      BONUS        COMPENSATION(2)        OPTIONS        COMPENSATION(3)
----------------------------------  ---------  ---------  ---------  -----------------------  -----------  -----------------------
Paul H. Inderbitzin...............       1996  $ 475,838  $1,150,000                0                  0                  0
  Chairman, President and Chief          1995    436,692    550,000                 0            100,000                  0
  Executive Officer (1)                  1994    385,146    525,000                 0                  0                  0
Mahmoud M. Abdallah...............       1996  $ 295,215  $ 375,000                 0                  0                  0
  President--International               1995    272,892    300,000                 0             75,000                  0
  Operations (American Re-               1994    251,369    205,000                 0                  0                  0
  Insurance)
Edward J. Noonan..................       1996  $ 293,969  $ 375,000                 0                  0                  0
  President--Domestic Insurance          1995    271,061    300,000                 0             75,000                  0
  Company Operations                     1994    244,562    225,000                 0                  0                  0
  (American Re-Insurance)
James R. Fisher...................       1996  $ 356,869  $ 300,000                 0                  0                  0
  Senior Vice President, Chief           1995    336,500    300,000                 0             75,000                  0
  Financial & Accounting Officer         1994    310,254    300,000                 0                  0                  0
  President-American Re Financial
  Products (1)
Kenneth J. LeStrange..............       1996  $ 269,123  $ 375,000                 0                  0                  0
  President--Am-Re Managers, Inc.        1995    248,592    300,000                 0             75,000                  0
                                         1994    206,946    225,000                 0                  0                  0


NAME AND PRINCIPAL POSITION             PAYOUTS
----------------------------------  ----------------
Paul H. Inderbitzin...............    $ 28,152,959
  Chairman, President and Chief             30,282
  Executive Officer (1)                     31,241
Mahmoud M. Abdallah...............    $  9,266,759
  President--International                  17,362
  Operations (American Re-                  19,422
  Insurance)
Edward J. Noonan..................    $  9,274,064
  President--Domestic Insurance             16,899
  Company Operations                        19,038
  (American Re-Insurance)
James R. Fisher...................    $ 13,226,545
  Senior Vice President, Chief              22,032
  Financial & Accounting Officer            24,473
  President-American Re Financial
  Products (1)
Kenneth J. LeStrange..............    $  9,151,526
  President--Am-Re Managers, Inc.           15,403
                                            13,287

------------------------------
(1) Mr. Inderbitzin resigned his positions with the Company on March 14, 1997. Mr. Fisher resigned his positions with the Company effective March 31, 1997.

(2) During each of the three years ended December 31, 1996, 1995 and 1994, perquisites for each individual named in the Summary Compensation Table aggregated less than 10% of the total annual salary and bonus reported for such individual in the Summary Compensation Table, or $50,000, if lower.

(3) Includes (i) amounts paid or elected to be deferred pursuant to canceled options under the Company's two stock option plans which were terminated as a result of the change in control of the Company in 1996 as follows: Mr. Inderbitzin, $28,052,500; Mr. Abdallah, $9,211,877; Mr. Noonan, $9,211,877;
    Mr. Fisher, $13,201,880; and Mr. LeStrange, $9,091,752; (ii) accrued above market or preferential interest earned on option proceeds deferred in 1996 under the Company's Senior Executive Deferred Compensation Plan as follows:
    Mr. Inderbitzin, $68,183; Mr. Abdallah, $34,704; Mr. Noonan, $43,842; and Mr. LeStrange, $43,270; (iii) employer contributions under the American Re-Insurance Company Savings Plan, both 401(k) plans, of $7,500 in 1996, $7,500 in 1995, and $7,500 in 1994, for each of Messrs. Inderbitzin, Abdallah, Noonan, Fisher and LeStrange, of which 100% is vested as of December 31, 1996, (iv) employer contributions under the American Re-Insurance Supplemental Savings Plan, a deferred compensation plan designed to supplement the 401(k) plans, of which 100% is vested as of December 31, 1996, of $16,292 in 1996, $14,345 in 1995 and $11,757 in 1994
    for Mr. Inderbitzin; of $8,319 in 1996, $5,875 in 1995 and $5,068 in 1994
    for Mr. Abdallah; of $7,199 in 1996, $6,053 in 1995 and $4,728 in 1994 for
    Mr. Noonan; of $11,650 in 1996, $9,325 in 1995 and $8,013 in 1994 for Mr.
    Fisher; and of $5,956 in 1996, $4,930 in 1995 and $2,847 in 1994 for Mr.
    LeStrange; (v) employer contributions for group term life, accidental death and dismemberment and disability insurance of $8,485 in 1996, $7,865 in 1995 and $10,991 in 1994 for Mr. Inderbitzin; of $4,358 in 1996, $3,986 in 1995
    and $2,085 in 1994 for Mr. Abdallah; of $3,647 in 1996, $3,345 in 1995 and
    $7,310 in 1994 for Mr. Noonan; of $5,515 in 1996, $5,207 in 1995, and $8,960
    in 1994 for Mr. Fisher; and of $3,048 in 1996, $2,973 in 1995 and $2,940 in
    1994 for Mr. LeStrange; and (vi) the dollar value of the benefit to Mr. Inderbitzin of the remainder of the premium paid under split-dollar whole life policies held by American Re-Insurance on the life of, and that provide for an interest in the cash surrender value to, Mr. Inderbitzin of $1,880 in 1996, $582 in 1995 and $1,893 in 1994 payable on retirement to Mr. Inderbitzin.

COMPENSATION OF DIRECTORS

    Directors receive no additional compensation for their Board or Committee service.

EMPLOYMENT AND SEVERANCE AGREEMENTS

    In November, 1996, the Company entered into a three-year Employment Agreement (the "Agreement") with Paul H. Inderbitzin pursuant to which Mr. Inderbitzin agreed to continue to serve as the Chairman of the Board, President and Chief Executive Officer of the Company through December 31, 1999, unless the Company or Mr. Inderbitzin terminated the Agreement earlier as provided therein. Pursuant to the Agreement, Mr. Inderbitzin was to receive a base salary of $600,000, $800,000 and an amount to be determined (not less than $800,000) for 1997, 1998 and 1999, respectively; a bonus in the amount of $1,150,000 and $750,000 for 1996 and 1997, respectively; and amounts to be determined (not less than 100% of base salary) for 1998 and 1999; and was entitled to participate in a long-term incentive plan to be established and in such other benefits and programs as provided in the Agreement.

    On March 14, 1997, Mr. Inderbitzin resigned his positions with the Company and American Re-Insurance. Under the terms of his resignation, the Company paid to Mr. Inderbitzin $3.5 million, in full settlement and release of the Company's financial obligations with respect to salary, bonus and other incentive payments due under the Agreement, and agreed to continue certain other employment benefits through May 14, 1999. Until that date, Mr. Inderbitzin is subject to a covenant not to compete with the Company.

    American Re-Insurance also entered into Senior Executive Severance and Non-Competition Agreements (the "Severance Agreements"), with Messrs. Noonan, Abdallah and LeStrange as of the date of the Acquisition. Under their respective agreements, each such executive has agreed to serve initially in his current position and thereafter in such positions as the Board of Directors of American Re-Insurance shall designate, on an "'at-will" employment basis, and American Re-Insurance has agreed to pay a severance benefit to such executive if the executive's employment with American Re-Insurance or an affiliate is terminated at any time on or before December 31, 2001, pursuant to an involuntary termination by the Company not for "Cause" or on a voluntary basis by the executive upon a "Constructive Discharge" (as such terms are defined in the Severance Agreements). Under the Severance Agreements, upon such termination, the executive would be entitled to continuation of annual base salary and annual bonus (equal to the greater of the amount of the most recent bonus paid to the executive and the amount of the bonus paid to the executive for 1996) for a period of two years. The executive would also be entitled to receive any amounts accrued to the date of termination under any long term compensation plan and all other benefits available under the Company's personnel policy manual as in effect as of the date of the Severance Agreements. For a period of two years after the date of termination, the executive would be subject to a covenant not to compete with American Re-Insurance or any affiliate thereof.

RETIREMENT PLAN

    American Re-Insurance provides for its employees a noncontributory, defined benefits pension plan (the "American Re Pension Plan") and a nonqualified supplemental excess pension plan (the "Supplemental Pension Plan"). The table below shows the combined estimated maximum annual retirement benefits payable under both plans, at selected earnings levels and after selected periods of credited service to employees who retire at age 65. The benefits as presented do not take into account any reduction for joint and survivorship payments or any offset for Social Security Benefits to be received by the employee. The table shows benefits computed as in a straight life annuity.

    MAXIMUM RETIREMENT BENEFITS PAYABLE

                                                                            YEARS OF SERVICE
                                                       ----------------------------------------------------------
REMUNERATION                                               15          20          25          30          35
-----------------------------------------------------  ----------  ----------  ----------  ----------  ----------
$300,000.............................................  $   78,750  $  105,000  $  131,250  $  157,500  $  183,750
400,000..............................................     105,000     140,000     175,000     210,000     245,000
500,000..............................................     131,250     175,000     218,750     262,500     306,250
600,000..............................................     157,500     210,000     262,500     315,000     367,500
700,000..............................................     183,750     245,000     306,250     367,500     428,750
800,000..............................................     210,000     280,000     350,000     420,000     490,000
900,000..............................................     236,250     315,000     393,750     472,500     551,250
1,000,000............................................     262,500     350,000     437,500     525,000     612,500
1,100,000............................................     288,750     385,000     481,250     577,500     673,750
1,200,000............................................     315,000     420,000     525,000     630,000     735,000

    Compensation covered by the American Re-Insurance Pension Plan, together with the Supplemental Pension Plan for the named executive officers, corresponds with the compensation set forth in the annual compensation columns of the Summary Compensation Table. The credited years of service on December 31, 1996 for the persons named in the Summary Compensation Table are as follows: Mr. Inderbitzin, 12.6 years; Mr. Abdallah, 14 years; Mr. Noonan, 12.2 years; Mr. Fisher, 9.6 years; and Mr. LeStrange, 9.7 years.

    To be eligible to participate in the American Re-Insurance Pension Plan, an employee must have completed one year of service and attained age 21, or attained age 45. Retirement benefits are computed by multiplying the average of an employee's highest five years' base salary by 1.75% and multiplying by the number of years of covered service, not in excess of 35, with American Re-Insurance, its subsidiaries and Aetna (after May 8, 1979 and before October 1, 1992). Base salary does not include overtime earnings, service awards, Aetna Incentive Savings Plan and American Re Savings Plan match awards (supplemental and non-supplemental), Annual Incentive Compensation Plan bonus awards, and Aetna Performance Unit Plan awards. Normal retirement age is 65. A participant is 100% vested in his retirement benefits after five years of service.

    The American Re-Insurance Pension Plan provides for reduced benefits upon early retirement prior to age 62. Early retirement is available to participants age 55 to 64 with at least ten years of service. Upon the death of a vested participant before retirement, the American Re-Insurance Pension Plan provides for a survivor annuity benefit to the participant's spouse of approximately 50% of the employee's accrued benefit at the time of death beginning on the date of the participant's earliest eligibility for retirement. The same benefits are payable to minor children if there is no surviving spouse.

    The Employee Retirement Income Security Act of 1974, as amended ("ERISA"), limits the maximum annual benefit that may be accrued under and paid from a tax-qualified plan. As a result, and as contemplated by ERISA, American Re-Insurance has established a supplemental plan to provide benefits (included in the foregoing table) which would exceed the ERISA limit. The Supplemental Pension Plan also is used to pay other pension benefits not otherwise payable under the American Re-Insurance Pension Plan, including benefits attributable to the Annual Incentive Compensation Plan, and covered compensation in excess of that permitted under the American Re-Insurance Pension Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    On November 25, 1996, Munich Reinsurance Company acquired 100% of the outstanding Common Stock of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Messrs. Saul A. Fox and Perry Golkin served as members of the Compensation Committee of the Company's Board of Directors during 1996. At the time, Messers. Fox and Golkin were General Partners of Kohlberg Kravis Roberts & Co. ("KKR"). During 1996, KKR rendered management, consulting and financial services to the Company and its subsidiaries for a fee of $830,000 plus reimbursement of certain expenses. Such services included, but were not necessarily limited to, advice and assistance concerning any and all aspects of the operations, planning and financing of the Company and its subsidiaries, as needed from time to time. General Partners of KKR who served as directors of the Company also received customary directors' fees. AM-RE Consultants, Inc., a subsidiary of American Re-Insurance, provided certain consulting services to KKR in 1996 and earned compensation (including expense reimbursements) of $680,913.

    As a result of the acquisition of the Company by Munich Re, the functions of the Compensation Committee are now performed by the Executive Committee of the Company, which consists of Messrs. Helbig, Noonan and Rathnow.

    OTHER BUSINESS RELATIONSHIPS. American Re-Insurance owns 9.9% of the voting stock of Inter-Ocean Holdings Ltd. ("Inter-Ocean"), a holding company for Inter-Ocean Reinsurance Company Ltd. ("Inter-Ocean Reinsurance"). Mr. Inderbitzin was President and a director of Inter-Ocean. Mr. Fisher served as alternate to Mr. Inderbitzin's directorship. Inter-Ocean Reinsurance ceded written premiums to American Re-Insurance of $1,644,171 in 1996. In addition, AM-RE Managers (Bermuda), Ltd. earned an underwriting management fee of $1,034,513 and a corporate management fee of $50,000 from Inter-Ocean Reinsurance during 1996.

    The Company renewed an agreement with Mr. Jobe to provide consulting services during 1997 for an annual fee of $250,000.

    Effective January 1, 1997, American Re-Insurance and Munich American Reinsurance entered into a Joint Services Agreement pursuant to which the parties may provide various services to each other.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) DOCUMENTS

    1. The Financial Statements listed in the accompanying Index to financial statements are filed as part of this report. The schedules to Financial Statements listed in the accompanying Index to Schedules to Financial Statements are filed as part of this report.

    2. The accompanying Exhibit Index is hereby incorporated herein by this reference. The exhibits listed in the accompanying Index to Exhibit are filed or incorporated by reference as part of this report.

    (b) REPORTS ON FORM 8-K:

    1. The Company filed a report on Form 8-K dated as of November 25, 1996 which advised of the completion of the Acquisition of the Company by Munich Re.

    2. The Company filed a report on Form 8-K dated as of December 11, 1996 which advised of the Company's plans to defease its existing issue of 10 7/8% Senior Subordinated Debentures due 2004.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the Township of Plainsboro, State of New Jersey, on March 27, 1997.

                                AMERICAN RE CORPORATION

                                By:            /s/ ROBERT K. BURGESS
                                     -----------------------------------------
                                                 Robert K. Burgess
                                              EXECUTIVE VICE PRESIDENT
                                           GENERAL COUNSEL AND SECRETARY

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

              *
------------------------------  Director                      March 27, 1997
         Claus Helbig

              *
------------------------------  President, Chief Executive    March 27, 1997
       Edward J. Noonan           Officer and Director

              *
------------------------------  Director                      March 27, 1997
        Edward B. Jobe

              *
------------------------------  Director                      March 27, 1997
         Hans Rathnow

              *
------------------------------  Chairman of the Board and     March 27, 1997
    Hans Jurgen Schinzler         Director

     /s/ JAMES R. FISHER        Senior Vice President and
------------------------------    Chief Financial and         March 27, 1997
       James R. Fisher            Accounting Officer

  *By: /s/ ROBERT K. BURGESS
------------------------------
      Robert K. Burgess
       Attorney-in-Fact

                 (This page has been left blank intentionally.)

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

Independent Auditors Report...........................................................        F-1

Consolidated Balance Sheets--December 31, 1996 and 1995...............................        F-2

Consolidated Statements of Income--Years ended December 31, 1996, 1995, and 1994......        F-3

Consolidated Statements of Stockholder' s Equity--Years ended December 31, 1996, 1995,
  and 1994............................................................................        F-4

Consolidated Statements of Cash Flows--Years ended December 31, 1996, 1995 and 1994...        F-5

Notes to Consolidated Financial Statements--December 31, 1996.........................        F-6

                   INDEX TO SCHEDULES TO FINANCIAL STATEMENTS

Summary of Investments Other Than Investments in Related Parties--December 31, 1996....        S-1

Condensed Financial Information of Registrant (Parent Company only):

  Condensed Balance Sheet--December 31, 1996 and 1995..................................        S-2

  Condensed Statement of Operations and Retained Earnings--Years ended December 31,
    1996, 1995, and 1994...............................................................        S-3

  Condensed Statement of Cash Flows--Years ended December 31, 1996, 1995, and 1994.....        S-4

  Notes to Condensed Financial Information--December 31, 1996..........................        S-5

Supplemental Insurance Information--Year ended December 31, 1996.......................        S-6

Reinsurance--Years ended December 31, 1996, 1995, and 1994.............................        S-7

Supplemental Information (for Property-Casualty Insurance Underwriters)--Years ended
  December 31, 1996, 1995, and 1994....................................................        S-8

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of American Re Corporation

    We have audited the accompanying consolidated balance sheets of American Re Corporation and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of American Re Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

    As discussed in Note 2B to the consolidated financial statements, in 1994 the Company changed its method of accounting for debt and equity instruments to conform with a new accounting pronouncement: Statement of Financial Accounting Standard No. 115.

Deloitte & Touche LLP

Parsippany, New Jersey
February 4, 1997
(March 14, 1997 as to Note 7 and Note 10)

                    AMERICAN RE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                             (DOLLARS IN MILLIONS)

                                                                                       DECEMBER 31,   DECEMBER 31,
                                                                                           1996           1995
                                                                                       -------------  -------------
ASSETS
  Investments
    Fixed Maturities
      Bonds held to maturity, at amortized cost (fair value: December 31,
       1995--$74.6)..................................................................    $  --          $    71.8
      Bonds available for sale, at fair value (amortized cost: December 31, 1996 and
       1995-- $3,825.8 and $3,422.7, respectively)...................................      3,877.1        3,520.2
      Preferred stock available for sale, at fair value (amortized cost: December 31,
       1996 and 1995--$69.6 and $43.6, respectively).................................         69.6           43.6
    Equity securities available for sale, at fair value (cost: December 31, 1996 and
     1995--$11.4 and $8.7, respectively).............................................         13.4           19.6
    Other invested assets............................................................         17.5            8.1
  Cash and cash equivalents..........................................................        324.9          294.2
                                                                                       -------------  -------------
      Total investments and cash.....................................................      4,302.5        3,957.5
  Accrued investment income..........................................................         65.3           67.0
  Premiums and other receivables.....................................................        728.2          597.0
  Deferred policy acquisition costs..................................................        259.6          235.2
  Reinsurance recoverables on paid and unpaid losses.................................      1,882.2        2,025.5
  Funds held by ceding companies.....................................................        286.4          264.5
  Prepaid reinsurance premiums.......................................................        134.5           90.2
  Deferred federal income taxes......................................................         96.4           54.0
  Other assets.......................................................................        648.5          523.5
                                                                                       -------------  -------------
      Total assets...................................................................    $ 8,403.6      $ 7,814.4
                                                                                       -------------  -------------
                                                                                       -------------  -------------
LIABILITIES
  Loss and loss adjustment expense reserves..........................................    $ 4,891.5      $ 4,790.0
  Unearned premium reserve...........................................................      1,007.4          858.6
                                                                                       -------------  -------------
      Total insurance reserves.......................................................      5,898.9        5,648.6
  Loss balances payable..............................................................        125.1          112.6
  Funds held under reinsurance treaties..............................................        165.2          222.1
  Senior bank debt...................................................................         75.0           75.0
  Senior notes.......................................................................        498.4         --
  Senior subordinated debt...........................................................       --              450.0
  Other liabilities..................................................................        434.0          221.5
                                                                                       -------------  -------------
      Total liabilities..............................................................      7,196.6        6,729.8
                                                                                       -------------  -------------
  Commitments and Contingent Liabilities (Note 15)
  Company-obligated mandatorily redeemable preferred securities of subsidiary trust
    holding as all of its assets Junior Subordinated Debentures (Note 12)............        237.5          237.5
                                                                                       -------------  -------------
STOCKHOLDER'S EQUITY
  Common stock, par value $.01 per share; authorized: December 31, 1996 and
    1995--1,000 and 125,000,000 shares; issued and outstanding: 100 and 47,051,741
    shares at December 31, 1996, and 1995, respectively (Note 1B)....................       --                0.5
  Additional paid-in capital.........................................................        785.6          710.5
  Retained earnings..................................................................        184.8           87.3
  Net unrealized appreciation of investments.........................................         34.7           71.0
  Net unrealized loss on foreign exchange............................................        (35.6)         (22.2)
                                                                                       -------------  -------------
      Total stockholder's equity.....................................................        969.5          847.1
                                                                                       -------------  -------------
      Total liabilities, Company-obligated mandatorily redeemable preferred
       securities of subsidiary trust, and stockholder's equity......................    $ 8,403.6      $ 7,814.4
                                                                                       -------------  -------------
                                                                                       -------------  -------------

          See accompanying notes to consolidated financial statements.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (DOLLARS IN MILLIONS)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                   1996       1995       1994
                                                                                 ---------  ---------  ---------
REVENUE
Premiums written...............................................................  $ 1,902.4  $ 1,629.5  $ 1,553.3
Change in unearned premium reserve.............................................     (105.7)     (98.6)     (91.9)
                                                                                 ---------  ---------  ---------
  Premiums earned..............................................................    1,796.7    1,530.9    1,461.4
Net investment income..........................................................      248.2      222.6      188.7
Net realized capital gains (losses)............................................        4.8        4.7       (0.2)
Other income...................................................................       47.5       39.1       28.6
                                                                                 ---------  ---------  ---------
  Total revenue................................................................    2,097.2    1,797.3    1,678.5
                                                                                 ---------  ---------  ---------
LOSSES AND EXPENSES
Losses and loss adjustment expenses............................................    1,167.8    1,340.2    1,011.0
Commission expense.............................................................      390.1      322.4      321.5
Operating expense..............................................................      143.4      130.1      117.8
Interest expense...............................................................       54.1       60.7       60.0
Other expenses.................................................................      109.2      103.4       47.5
                                                                                 ---------  ---------  ---------
  Total losses and expenses....................................................    1,864.6    1,956.8    1,557.8
                                                                                 ---------  ---------  ---------
  Income (loss) before income taxes, distributions on preferred securities of
    subsidiary trust and extraordinary loss....................................      232.6     (159.5)     120.7
Federal and foreign income taxes...............................................       73.8      (76.6)      23.2
                                                                                 ---------  ---------  ---------
  Income (loss) before distribution on preferred securities of subsidiary trust
    and extraordinary loss.....................................................      158.8      (82.9)      97.5
Distributions on preferred securities of subsidiary trust, net of applicable
  income tax of $7.1 and $2.4 respectively (Note 12)...........................      (13.1)      (4.4)        --
                                                                                 ---------  ---------  ---------
  Income (loss) before extraordinary loss......................................      145.7      (87.3)      97.5
Extraordinary loss, net of applicable income tax of $18.3 and $0.2,
  respectively (Note 2F).......................................................      (34.0)      (0.3)        --
                                                                                 ---------  ---------  ---------
Net income (loss) to common stockholders.......................................  $   111.7  $   (87.6) $    97.5
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

          See accompanying notes to consolidated financial statements.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (DOLLARS IN MILLIONS)

                                                                                                  NET
                                                                                              UNREALIZED         NET
                                                                                             APPRECIATION    UNREALIZED
                                                                  ADDITIONAL                (DEPRECIATION)     LOSS ON
                                                       COMMON       PAID IN     RETAINED          OF           FOREIGN
                                                        STOCK       CAPITAL     EARNINGS      INVESTMENTS     EXCHANGE      TOTAL
                                                     -----------  -----------  -----------  ---------------  -----------  ---------
Balance at January 1, 1994.........................   $     0.5    $   710.9    $    92.4      $     3.9      $   (10.5)  $   797.2
Net income.........................................                                  97.5                                      97.5
Net change in unrealized loss on foreign
  exchange.........................................                                                                (7.1)       (7.1)
Net unrealized appreciation (depreciation) of
  investments (Note 2B(1))
  Fixed maturities -
    FAS No. 115 adoption...........................                                                 33.3                       33.3
    Net change for period..........................                                               (129.6)                    (129.6)
  Equity securities................................                                                 (2.1)                      (2.1)
                                                     -----------  -----------  -----------        ------     -----------  ---------
Balance at December 31,1994........................         0.5        710.9        189.9          (94.5)         (17.6)      789.2
Net loss...........................................                                 (87.6)                                    (87.6)
Net change in unrealized loss on foreign
  exchange.........................................                                                                (4.6)       (4.6)
Net change in unrealized appreciation of
  investments
    Fixed maturities...............................                                                160.2                      160.2
    Equity securities..............................                                                  5.3                        5.3
Dividend to common stockholders....................                                 (15.0)                                    (15.0)
Other, net.........................................                     (0.4)                                                  (0.4)
                                                     -----------  -----------  -----------        ------     -----------  ---------
Balance at December 31, 1995.......................         0.5        710.5         87.3           71.0          (22.2)      847.1
Net income.........................................                                 111.7                                     111.7
Net change in unrealized loss on foreign
  exchange.........................................                                                               (13.4)      (13.4)
Net change in unrealized appreciation of
  investments
    Fixed maturities...............................                                                (30.5)                     (30.5)
    Equity securities..............................                                                 (5.8)                      (5.8)
Dividend to common stockholders....................                                 (14.2)                                    (14.2)
Merger-related capital restructure (Note 1B).......        (0.5)         0.5                                                    0.0
Stock option and award settlement tax effect (Note
  1B)..............................................                     69.5                                                   69.5
Other, net.........................................                      5.1                                                    5.1
                                                     -----------  -----------  -----------        ------     -----------  ---------
Balance at December 31, 1996.......................   $  --        $   785.6    $   184.8      $    34.7      $   (35.6)  $   969.5
                                                     -----------  -----------  -----------        ------     -----------  ---------
                                                     -----------  -----------  -----------        ------     -----------  ---------

          See accompanying notes to consolidated financial statements.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                             (DOLLARS IN MILLIONS)

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1996       1995       1994
                                                                                       ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)....................................................................  $   111.7  $   (87.6) $    97.5
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Decrease (increase) in accrued investment income...................................        1.7       (8.4)      (4.4)
  Decrease (increase) in premiums and other receivables..............................     (131.2)       9.6      (56.2)
  Increase in deferred policy acquisition costs......................................      (24.4)     (21.7)     (20.8)
  Increase in insurance reserves.....................................................      250.3      945.3      382.2
  Increase (decrease) in current and deferred federal and foreign income tax assets
    and liabilities..................................................................       68.1     (103.6)     (17.1)
  Decrease (increase) in other assets and liabilities................................       54.8     (417.4)      32.8
  Depreciation expense on property and equipment.....................................        8.5        7.8        8.2
  Decrease in other, net.............................................................       26.4        1.7        7.6
                                                                                       ---------  ---------  ---------
      Net cash provided by operating activities......................................      365.9      325.7      429.8
                                                                                       ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments held to maturity
  Purchases..........................................................................     --         --          (16.6)
  Maturities.........................................................................       75.0       39.5       39.7
Investments available for sale
  Purchases..........................................................................   (1,981.1)  (1,733.6)  (1,341.7)
  Maturities.........................................................................      359.6      302.2      327.1
  Sales..............................................................................    1,202.7      983.0      540.3
Other investments
  Purchases..........................................................................      (11.3)     (14.4)      (0.4)
  Sales..............................................................................        0.8       28.3       29.9
Costs of additions to property and equipment.........................................      (22.7)      (9.0)      (8.0)
                                                                                       ---------  ---------  ---------
      Net cash used in investing activities..........................................     (377.0)    (404.0)    (429.7)
                                                                                       ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing of senior notes..............................................      498.4     --         --
Defeasance of principal of senior subordinated debentures............................     (450.0)    --         --
Repayment of senior bank debt........................................................     --         (200.0)     (75.0)
Borrowing of senior bank debt........................................................     --           75.0     --
Proceeds from Company-obligated mandatorily redeemable preferred securities of
  subsidiary trust...................................................................     --          237.5     --
Dividend to common stockholders......................................................      (14.2)     (15.0)    --
Stock option and award proceeds received from parent.................................      204.2     --         --
Stock option and award payments......................................................     (203.5)    --         --
Merger-related expense payments......................................................      (34.1)    --         --
Loan from parent company.............................................................       35.9     --         --
Other capital contribution sources (uses), net.......................................        5.2       (0.4)    --
                                                                                       ---------  ---------  ---------
      Net cash provided by (used in) financing activities............................       41.9       97.1      (75.0)
                                                                                       ---------  ---------  ---------
Effect of exchange rate changes on cash and cash equivalents.........................       (0.1)      (5.1)       3.3
                                                                                       ---------  ---------  ---------
      Net increase (decrease) in cash and cash equivalents...........................       30.7       13.7      (71.6)
Cash and cash equivalents, beginning of period.......................................      294.2      280.5      352.1
                                                                                       ---------  ---------  ---------
Cash and cash equivalents, end of period.............................................  $   324.9  $   294.2  $   280.5
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (refunded), net....................................................  $   (21.0) $    24.4  $    41.4
Interest paid and distributions on preferred securities subsidiary trust.............  $   117.1  $    67.1  $    55.6

    During 1995, a transfer of securities from the held to maturity classification to the available for sale classification was made at an amortized cost of $358.8 (fair value of $373.1). The reclassification was attributable to a one-time reassessment of investment classification, as permitted by the Financial Accounting Standard Board's special report "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." During 1994, a transfer of securities from the available for sale classification to the held to maturity classification was made at a fair value of $89.1 (amortized cost of $85.9).

            See accompanying notes to consolidated financial statements.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN MILLIONS)

1. THE COMPANY

A. NATURE OF OPERATIONS

    The Company primarily acts as the holding company for American Re-Insurance, currently the second largest property and casualty reinsurance company in the United States, based on 1996 net premiums written. American Re-Insurance underwrites property and casualty reinsurance on a direct basis in both the domestic and international markets. American Re-Insurance is one of only five direct writers of reinsurance in the United States at December 31, 1996, including its affiliated company, Munich American Reinsurance Company. Direct writers provide reinsurance directly to primary insurance companies without the assistance of reinsurance brokers. Direct writing of reinsurance allows American Re-Insurance to establish closer relationships with primary insurers than are typical of reinsurance companies using reinsurance brokers. In addition, American Re-Insurance's financial resources enable it to capitalize on its direct writer status by allowing it to write all, or a significant percentage of, its clients' business. To assist in its reinsurance business, American Re operates in the alternative market through a primary insurance company, American Alternative Insurance Corporation ("American Alternative"). (American Alternative and American Re-Insurance together are the "insurance/reinsurance subsidiaries.") American Re conducts its business through 13 domestic and 15 international offices.

B. ACQUISITION BY MUNICH RE

    The Company is a wholly-owned subsidiary of Munchener
Ruckversicherungs-Gesellschaft Aktiengesellschaft in Munchen ("Munich Re"), a company organized under the laws of Germany. Munich Re is the world's largest reinsurance company based on 1995 net premiums written, according to BUSINESS INSURANCE.

    On August 13, 1996, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Munich Re and Puma Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Munich Re. Pursuant to the terms of the Merger Agreement, on November 25, 1996, following approval of the Merger by the Company's stockholders and the applicable regulatory authorities, Puma Acquisition Corp. was merged with and into the Company, which became a wholly-owned subsidiary of Munich and all of the outstanding shares of the Company's common stock, $.01 par value (the "Common Stock") were converted into the right to receive $65.00 per share in cash (the "Merger Consideration"). In addition, the Merger Agreement canceled all outstanding Company stock options. Holders of the canceled Company stock options were entitled to receive a cash payment equal to the product of (i) the number of Company stock options outstanding at the merger date, and (ii) the excess of the Merger Consideration, over the cumulative exercise price total of the Company's stock options outstanding. In addition, certain holders of the Company's stock options were given the opportunity to defer the receipt of up to 100% of their option proceeds until 2001.

    Aggregrate cash consideration paid by Munich Re was $3,278.3, including aggregrate cash payment of canceled stock options of $124.2 and aggregate canceled stock option proceeds deferred of $79.9. The Company established a stockholder's equity benefit of $69.5, representing current and deferred tax benefits associated with the cancellation and settlement of the Company's stock options. In addition, the Company incurred a one-time charge to operating earnings of $36.1 ($35.1 on an after-tax basis), primarily consisting of financial advisory fees in connection with the Acquisition. On November 26, 1996, the Company's Common Stock was voluntarily delisted from the New York Stock Exchange. As a result of the

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN MILLIONS)

1. THE COMPANY (CONTINUED)
Acquisition, the 47.3 million shares of Common Stock previously issued and outstanding, were converted to 100 common shares issued and outstanding.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF PRESENTATION

    The Company's primary business is reinsuring property-casualty risks of domestic and foreign insurance organizations under excess of loss and pro rata reinsurance contracts. The Company and American Re-Insurance operate on a calendar year basis.

    The consolidated financial statements have been prepared on the basis of generally accepted accounting principles and include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

B. APPLICATION OF NEW ACCOUNTING STANDARDS

    ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES

    Effective January 1, 1994, the Company adopted Financial Accounting Standard ("FAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under the new standard, certain investments are classified into three categories and are accounted for as follows:

    - Debt securities that the enterprise has the positive intent and ability to hold to maturity are classified as HELD TO MATURITY SECURITIES and reported at amortized cost.

    - Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as TRADING SECURITIES and reported at fair value, with unrealized gains and losses included in earnings.

    - Debt and equity securities not classified as either held to maturity securities or trading securities are classified as AVAILABLE FOR SALE SECURITIES and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholder's equity.

    Prior to the Company's adoption of FAS No. 115, the Company's debt investments were reported at amortized cost and its equity investments were reported at fair value. With the adoption, the Company has classified all its debt securities as either held to maturity or available for sale, and all its equity securities as available for sale. For the year ended December 31, 1994, the effect of adopting the new standard was to decrease the carrying value of debt investments by $148.2 and stockholders' equity by $96.3, net of taxes, as a result of the adjustment to fair value. At December 31, 1995, the effect of the standard was a cumulative increase to the carrying value of debt securities by $98.3 and stockholders' equity by $63.9, net of taxes. At December 31, 1996, the effect of the standard was a cumulative increase to the carrying value of debt securities by $51.4 and stockholder's equity by $33.4 net of taxes.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN MILLIONS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    In November 1995, the Financial Accounting Standards Board ("FASB") issued a special report, "A Guide to Implementation of Statement 115 on Accounting For Certain Investments In Debt and Equity Securities". The implementation guide allowed companies a one-time opportunity to reassess and reclassify their securities holdings in the three categories described above, without penalty, prior to December 31,1995. As a result, the Company transferred securities from the held to maturity classification to the available for sale classification at an amortized cost of $358.8 and a fair value of $373.1, resulting in an increase in stockholders' equity of $9.3, net of taxes.

C. CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include cash on hand, money market instruments and other debt issues purchased with a maturity of ninety days or less when purchased.

D. INVESTMENTS

    As described in Note 2B--"Accounting for Certain Investments In Debt and Equity Securities", effective January 1, 1994, the Company adopted FAS No. 115, and has classified all its debt securities as either held to maturity or available for sale, and all of its equity securities as available for sale.

    Realized gains and losses on the sale or maturity of investments are determined on the basis of the specific identification method and are included in net income.

E. DEFERRED POLICY ACQUISITION COSTS

    Deferred policy acquisition costs represent acquisition costs, primarily commissions and certain operating expenses. These costs were deferred and were limited to their estimated realizable value based on the related unearned premiums, anticipated claims and claims expenses and anticipated investment income. These costs will be amortized ratably over the terms of the related contracts, which are generally a year in duration.

F. DEFERRED FINANCING FEES

    Financing, underwriting, attorneys and accountants fees related to the issuance of the Senior Notes (see Note 10), the Cumulative Quarterly Income Preferred Securities (See Note 12), and those costs associated with the senior bank debt (see Note 8) have been deferred. Such costs are being amortized over the remainder of their respective lives, using the interest-rate method.

    As discussed in Note 10--"Senior Notes," the obligation of the Company's Senior Subordinated Debentures was extinguished through an in-substance defeasance in December 1996. Due to this early extinguishment, the Company recognized an extraordinary charge of $34.0, after applicable federal income tax effects of $18.3, representing the write-off of the remaining unamortized senior subordinated debt related financing fees of $14.1, interest payable through the anticipated call date of September 19, 1997 of $16.8, and a premium of 4.75% of the redemption price of $21.4.

    As discussed in Note 12--"Cumulative Quarterly Income Preferred Securities Offering," the obligation of the Company's revolving bank credit facility was paid in full in August 1995. Due to this early

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN MILLIONS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) extinguishment of debt, the Company recognized an extraordinary non-cash charge of $0.3, after applicable federal income tax effects of $0.2, for the year ended December 31, 1995, representing the write-off of the remaining unamortized revolving bank credit agreement related financing fees.

    The amortization of non-extraordinary deferred financing fees was $1.9, $1.7 and $1.5 for the years ended December 31, 1996, 1995, and 1994, respectively.

G. PROPERTY AND EQUIPMENT

    The Company uses straight-line depreciation for all of its depreciable assets, with the useful lives varying depending on the type of asset. Accumulated depreciation was $33.8 and $25.3 at December 31, 1996, and 1995, respectively.

H. GOODWILL

    Goodwill represents the excess of cost over fair value of American Re-Insurance's net assets acquired and is amortized over 40 years. The amortization of goodwill was $2.4 for each of the years ended December 31, 1996, 1995, and 1994, respectively.

I. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

    The reserve for losses and loss adjustment expenses ("LAE") is based upon reports received from other insurers supplemented with the Company's own case reserve estimates provided by the Company's claims department. Loss and LAE reserves also include estimates of incurred but not reported losses based on past experience modified for current trends, and estimates of expenses for investigating and settling claims, reduced for anticipated salvage and subrogation. The Company has discounted all workers' compensation claims on reported and unreported losses to present value using an interest rate of 4.5%. Such discount resulted in a reduction in gross loss reserves of approximately $505.5 and $508.8 as of December 31, 1996, and 1995, respectively.

    As discussed in Note 15C--"Asbestos, Environmental-Related and Other Latent Liability Claims," during the fourth quarter of 1995, the Company undertook and concluded a major initiative to reevaluate its reserves for asbestos, environmental-related and other latent liability coverage exposures ("Latent Liability Exposures"). As a result of this reevaluation, the Company has increased its gross incurred but not reported ("IBNR") loss reserves for Latent Liability Exposures by $587.0, primarily for accident years prior to 1986.

    Management believes that the reserves for losses and LAE as of December 31, 1996, are adequate to cover the ultimate gross cost of losses and LAE incurred through December 31, 1996. The reserves are based on estimates of losses and LAE incurred and, therefore, the amount ultimately paid may be more or less than such estimates. The inherent uncertainties of estimating loss reserves are exacerbated for reinsurers by the significant periods of time that often elapse between the occurrence of an insured loss, the reporting of the loss to the primary insurer and, ultimately, to the reinsurer, and the primary insurer's payment of that loss and subsequent indemnification by the reinsurer. As a consequence, actual losses and LAE paid may deviate, perhaps substantially, from estimates reflected in the insurance/reinsurance companies' reserves in their financial statements. Any adjustments of these estimates or differences between estimates and amounts subsequently paid or collected are reflected in income as they occur.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN MILLIONS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
J. REINSURANCE RECOVERABLES ON UNPAID LOSSES

    Reinsurance recoverables on unpaid losses were $1,789.1 and $1,945.4 at December 31, 1996, and 1995, respectively. These recoverables were based upon the application of estimates of unpaid loss and LAE reserves in conjunction with collection terms specified under individual retrocessional contracts. The amounts ultimately collected may be more or less than such estimates. Any adjustments of these estimates or differences between estimates and amounts subsequently collected are reflected in income as they occur.

K. INCOME TAXES

    The Company and its subsidiaries file a consolidated U.S. income tax return and separate foreign income tax returns as required. The Company uses the liability method of accounting for income taxes in accordance with FAS No. 109, "Accounting for Income Taxes." Income tax provisions are based on income reported for financial statement purposes. Deferred federal income taxes arise from the recognition of temporary differences between income determined for financial reporting purposes and income tax purposes.

L. FOREIGN CURRENCY TRANSLATION

    Foreign currency revenue and expenses are translated at average exchange rates during the year. Assets and liabilities are translated at the rate of exchange in effect at the close of the respective year-end. Translation gains and losses are recorded as a separate component of stockholder's equity, net of tax, while transaction gains and losses are included in other expenses. Gains and losses from contracts hedging foreign translation exposures are reflected in stockholder's equity, net of tax.

M. PREMIUMS AND UNEARNED PREMIUMS

    Premiums are recognized as revenue ratably over the terms of the contracts. Unearned premiums are computed using the monthly pro rata method on a gross of reinsurance premiums ceded basis for balance sheet purposes, and on a net of reinsurance premiums ceded basis for income statement purposes. On retrospectively rated contracts, estimated additional or return premiums are accrued.

N. EARNINGS PER SHARE

    Due to the Acquisition of the Company by Munich Re, earnings per share information is no longer applicable.

O. FAIR VALUES OF FINANCIAL INSTRUMENTS

    The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the Company's estimates of fair value are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Furthermore, fair value estimates disclosed are based on pertinent information available to the Company as of December 31, 1996, and 1995. Although

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN MILLIONS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date; therefore, current estimates of fair value may differ significantly from the amounts disclosed in the financial statements.

    The following methods and assumptions were used by the Company in estimating its fair value disclosures (as presented in Note 16--"Fair Value of Financial Instruments"):

    BONDS. Fair values for bonds were based on quoted market prices, where available. If quoted market prices were not available, fair values were based on quoted market prices of comparable instruments or were determined by dealers or a pricing service specializing in "matrix pricing" and modeling techniques.

    PREFERRED STOCK. The fair value of these instruments was determined by the Company using discounted cash flow models, using discount rates of securities of similar maturities and credit characteristics. Quoted market prices were generally unavailable for these instruments.

    EQUITY SECURITIES. The fair value of these securities was based on quoted market price, where available. Securities accounted for on the equity method represent the Company's ownership portion of respective securities' stockholder's equity.

    CASH AND CASH EQUIVALENTS. The carrying amounts of these financial instruments were a reasonable estimate of their fair value.

    INTEREST RATE SWAPS. The fair value of these financial instruments was based on a discounted cashflow analysis, based on anticipated future interest rates at the reporting date.

    SENIOR BANK DEBT. Given the fluctuating rate on the senior bank debt, the carrying amounts for these financial instruments were a reasonable estimate of their fair value.

    SENIOR NOTES. Given the proximity of the issue date, December 24, 1996, to year-end, and the lack of a public market, the carrying amount for these financial instruments was a reasonable estimate of their fair value.

    SENIOR SUBORDINATED DEBT. The fair value of this obligation was based on a quoted market price.

    CUMULATIVE QUARTERLY INCOME PREFERRED SECURITIES. The fair value of this obligation was based on a quoted market price.

    FOREIGN EXCHANGE FORWARD CONTRACTS. The fair value for these financial instruments was based on estimates of current settlement values based on exchange rates in effect at the reporting dates.

    The Company does not hold or issue financial instruments for trading purposes.

P. FINANCIAL STATEMENT PRESENTATION

    Certain 1995 and 1994 financial statement presentations have been reclassified to conform with the 1996 presentation.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN MILLIONS)

3. INVESTMENTS

    Investments in fixed maturities at December 31, were as follows:

                                                                                          1996
                                                                    ------------------------------------------------
                                                                                    GROSS        GROSS
                                                                     AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                                       COST         GAINS       LOSSES       VALUE
                                                                    -----------  -----------  -----------  ---------
Bonds available for sale:
  U.S. Treasury securities and obligations of U.S. government
    agencies and corporations.....................................   $   451.1    $     4.8    $     2.3   $   453.6
  Obligations of states and political subdivisions................     1,210.2         23.3          2.6     1,230.9
  Corporate securities............................................     1,491.8         28.7          8.4     1,512.1
  Mortgage backed securities......................................       672.7         10.9          3.1       680.5
                                                                    -----------  -----------       -----   ---------
    Total bonds available for sale................................     3,825.8         67.7         16.4     3,877.1
Preferred stock...................................................        69.6       --           --            69.6
                                                                    -----------  -----------       -----   ---------
    Total fixed maturities........................................   $ 3,895.4    $    67.7    $    16.4   $ 3,946.7
                                                                    -----------  -----------       -----   ---------
                                                                    -----------  -----------       -----   ---------


                                                                                          1995
                                                                    ------------------------------------------------
                                                                                    GROSS        GROSS
                                                                     AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                                       COST         GAINS       LOSSES       VALUE
                                                                    -----------  -----------  -----------  ---------
Bonds held to maturity:
  U.S. Treasury securities and obligations of U.S. government
    agencies and corporations.....................................   $    71.8    $     2.8    $  --       $    74.6
                                                                    -----------  -----------       -----   ---------
    Total bonds held to maturity..................................        71.8          2.8       --            74.6
                                                                    -----------  -----------       -----   ---------
Bonds available for sale:
  U.S. Treasury securities and obligations of U.S. government
    agencies and corporations.....................................       357.8         12.4       --           370.2
  Obligations of states and political subdivisions................     1,551.2         44.9          2.0     1,594.1
  Corporate securities............................................     1,052.1         35.8          2.7     1,085.2
  Mortgage backed securities......................................       461.6         10.3          1.2       470.7
                                                                    -----------  -----------       -----   ---------
    Total bonds available for sale................................     3,422.7        103.4          5.9     3,520.2
Preferred stock...................................................        43.6       --           --            43.6
                                                                    -----------  -----------       -----   ---------
    Total fixed maturities........................................   $ 3,538.1    $   106.2    $     5.9   $ 3,638.4
                                                                    -----------  -----------       -----   ---------
                                                                    -----------  -----------       -----   ---------

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN MILLIONS)

3. INVESTMENTS (CONTINUED)
    The amortized cost and fair value of fixed maturities at December 31, 1996, and 1995, respectively, are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be called or prepaid with or without call or prepayment penalties.

                                                          1996                                1995
                                                 ----------------------  ----------------------------------------------
                                                   AVAILABLE FOR SALE       HELD TO MATURITY       AVAILABLE FOR SALE
                                                 ----------------------  ----------------------  ----------------------
                                                  AMORTIZED     FAIR      AMORTIZED     FAIR      AMORTIZED     FAIR
                                                    COST        VALUE       COST        VALUE       COST        VALUE
                                                 -----------  ---------  -----------  ---------  -----------  ---------
Due to mature:
  One year or less.............................   $   210.5   $   210.5   $    71.8   $    74.6   $   175.1   $   176.2
  After one year through five years............       982.3       998.5      --          --           928.8       954.8
  After five years through ten years...........     1,344.1     1,362.9      --          --         1,303.1     1,343.5
  After ten years..............................       685.8       694.3      --          --           597.7       618.6
  Mortgage backed securities...................       672.7       680.5      --          --           461.6       470.7
                                                 -----------  ---------       -----   ---------  -----------  ---------
    Total fixed maturities.....................   $ 3,895.4   $ 3,946.7   $    71.8   $    74.6   $ 3,466.3   $ 3,563.8
                                                 -----------  ---------       -----   ---------  -----------  ---------
                                                 -----------  ---------       -----   ---------  -----------  ---------

    Proceeds from sales of investments in fixed maturities and the related gains and losses realized on those sales, and gains and losses on early redemption of callable securities for bonds held to maturity were as follows:

                                                                                 YEAR ENDED DECEMBER 31,
                                                              -------------------------------------------------------------
                                                                1996               1995                      1994
                                                              ---------  ------------------------  ------------------------
                                                              AVAILABLE    HELD TO     AVAILABLE     HELD TO     AVAILABLE
                                                              FOR SALE    MATURITY     FOR SALE     MATURITY     FOR SALE
                                                              ---------  -----------  -----------  -----------  -----------
Proceeds from sales.........................................  $ 1,202.7   $  --        $   983.0    $  --        $   536.8
Gross gains realized........................................        9.0         0.1          7.8          0.5          3.2
Gross losses realized.......................................        5.1      --              3.6          0.2          3.8
                                                              ---------       -----   -----------       -----   -----------

    Net unrealized appreciation (depreciation) on investments included within stockholder's equity was as follows:

                                                                             YEAR ENDED DECEMBER
                                                                                     31,
                                                                             --------------------
                                                                               1996       1995
                                                                             ---------  ---------
Change in unrealized appreciation (depreciation)
  Fixed maturities.........................................................  $   (46.9) $   246.5
  Equity securities........................................................       (8.9)       8.1
                                                                             ---------  ---------
    Subtotal...............................................................      (55.8)     254.6
Income tax effect..........................................................      (19.5)      89.1
                                                                             ---------  ---------
Net change in unrealized appreciation (depreciation).......................      (36.3)     165.5
Balance, beginning of year.................................................       71.0      (94.5)
                                                                             ---------  ---------
Balance, end of year.......................................................  $    34.7  $    71.0
                                                                             ---------  ---------
                                                                             ---------  ---------

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN MILLIONS)

3. INVESTMENTS (CONTINUED)
    At December 31, 1996, and 1995, the Company's investments in bonds on a financial statement basis were $3,877.1 or 90.1% and $3,592.0 or 90.8%, respectively, of total investments and cash. The bond portfolio is well diversified within various industry segments.

    Bond investments by market sector at December 31, were as follows:

                                                                   1996                                1995
                                                          ----------------------  ----------------------------------------------
                                                            AVAILABLE FOR SALE       HELD TO MATURITY       AVAILABLE FOR SALE
                                                          ----------------------  ----------------------  ----------------------
                                                           AMORTIZED     FAIR      AMORTIZED     FAIR      AMORTIZED     FAIR
                                                             COST        VALUE       COST        VALUE       COST        VALUE
                                                          -----------  ---------  -----------  ---------  -----------  ---------
U.S. government.........................................   $   451.1   $   453.6   $    71.8   $    74.6   $   357.8   $   370.2
Foreign government......................................       278.8       290.4      --          --           267.9       281.4
State and municipal.....................................     1,210.2     1,230.9      --          --         1,341.5     1,372.4
Mortgage backed securities..............................       672.7       680.5      --          --           461.6       470.7
Financial...............................................       604.7       609.3      --          --           438.5       456.4
Utilities...............................................       146.1       147.1      --          --           117.5       120.1
Transportation/capital..................................        84.5        85.3      --          --           131.1       133.8
Health care.............................................        18.4        18.8      --          --            18.6        19.6
Natural resources.......................................      --          --          --          --            46.3        47.6
Other corporate securities..............................       359.3       361.2      --          --           241.9       248.0
                                                          -----------  ---------       -----   ---------  -----------  ---------
    Total...............................................   $ 3,825.8   $ 3,877.1   $    71.8   $    74.6   $ 3,422.7   $ 3,520.2
                                                          -----------  ---------       -----   ---------  -----------  ---------
                                                          -----------  ---------       -----   ---------  -----------  ---------

    Sources of net investment income were as follows:

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1996       1995       1994
                                                                                       ---------  ---------  ---------
Fixed maturities.....................................................................  $   239.1  $   209.3  $   172.8
Short-term investments...............................................................        9.6       11.5        9.8
Other................................................................................       13.8       14.6       15.1
                                                                                       ---------  ---------  ---------
  Gross investment income............................................................      262.5      235.4      197.7
Investment expenses..................................................................      (14.3)     (12.8)      (9.0)
                                                                                       ---------  ---------  ---------
  Net investment income..............................................................  $   248.2  $   222.6  $   188.7
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

    Net realized capital investment gains (losses) were as follows:

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                    -------------------------------
                                                                                      1996       1995       1994
                                                                                    ---------  ---------  ---------
Fixed maturities..................................................................  $     3.9  $     4.3  $    (0.3)
Mortgage loans....................................................................     --            0.9       (1.0)
Real estate.......................................................................     --            1.7       (0.1)
Other.............................................................................        0.9       (2.2)       1.2
                                                                                          ---        ---  ---------
  Net realized capital gains (losses).............................................  $     4.8  $     4.7  $    (0.2)
                                                                                          ---        ---  ---------
                                                                                          ---        ---  ---------

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN MILLIONS)

3. INVESTMENTS (CONTINUED)
    At December 31, 1996, and 1995, securities in the amount of $348.4 and $289.0 (par value), respectively, were on deposit with governmental authorities as required by law.

4. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

    The reconciliation of loss and loss adjustment expense reserves for the years ended December 31, 1996, 1995, and 1994 is shown below:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                   1996       1995       1994
                                                                                 ---------  ---------  ---------
Loss and loss adjustment expense reserves at beginning of period...............  $ 4,790.0  $ 3,971.9  $ 3,685.7
Reinsurance recoverables on unpaid losses......................................   (1,945.4)  (1,650.0)  (1,587.3)
                                                                                 ---------  ---------  ---------
Net reserves at beginning of period............................................    2,844.6    2,321.9    2,098.4
Net incurred related to:
  Current period...............................................................    1,167.7      902.3      937.4
  Prior periods................................................................        0.1      437.9       73.6
                                                                                 ---------  ---------  ---------
    Total net incurred.........................................................    1,167.8    1,340.2    1,011.0
                                                                                 ---------  ---------  ---------
Net paid related to:
  Current period...............................................................       89.5       75.4      147.4
  Prior periods................................................................      820.5      742.1      640.1
                                                                                 ---------  ---------  ---------
    Total net paid.............................................................      910.0      817.5      787.5
                                                                                 ---------  ---------  ---------
Net reserves at end of period..................................................    3,102.4    2,844.6    2,321.9
Reinsurance recoverables on unpaid losses......................................    1,789.1    1,945.4    1,650.0
                                                                                 ---------  ---------  ---------
Loss and loss adjustment expense reserves at end of period.....................  $ 4,891.5  $ 4,790.0  $ 3,971.9
                                                                                 ---------  ---------  ---------

    As a result of changes in estimates of insured events in prior years, the losses and LAE incurred (net of reinsurance recoverables of $99.2, $512.2 and $266.6 for the years ended December 31, 1996, 1995, and 1994, respectively) increased by $0.1 in 1996, $437.9 in 1995, and $73.6 in 1994. For 1995 and 1994,
the increase is primarily due to adverse loss development associated with asbestos and environmental-related claims (See Note 15C).

5. REINSURANCE

    The Company purchases reinsurance (retrocessional agreements) for certain risks. Reinsurance companies enter into retrocessional agreements for reasons similar to those that cause primary insurers to purchase reinsurance, namely to reduce net liability on individual risks, to protect against catastrophic losses, to stabilize their financial ratios and to obtain additional underwriting capacity. Retrocessional agreements generally are continuous contracts that have no fixed termination date, but may be terminated by either party upon notice stated in the agreement.

    The Company believes that it has minimized the credit risk with respect to its retrocessions by monitoring its retrocessionaires, diversifying its retrocessions and collateralizing obligations from foreign retrocessionaires. Potential deterioration of the financial condition of retrocessional markets is carefully monitored and appropriate actions are taken to eliminate or minimize exposures. As a general rule, the Company requires that unpaid losses and LAE (including IBNR) for certain admitted and non-admitted

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN MILLIONS)

5. REINSURANCE (CONTINUED)
reinsurers (unregulated by United States insurance regulatory authorities) be collateralized by letters of credit, funds withheld or pledged trust agreements. In certain cases, the full limit ceded to non-admitted reinsurers is required to be collateralized regardless of actual claim activity. Actions such as drawdowns of letters of credit provided as collateral, cessation of relationships and commutations may be taken to reduce or eliminate exposure when necessary.

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

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                   1996       1995       1994
                                                                                 ---------  ---------  ---------
Premiums written
  Direct.......................................................................  $    71.2  $     9.1  $     3.8
  Assumed......................................................................    2,262.0    2,034.4    1,907.8
  Ceded........................................................................     (430.8)    (414.0)    (358.3)
                                                                                 ---------  ---------  ---------
  Net..........................................................................    1,902.4    1,629.5    1,553.3
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------
Premiums earned
  Direct.......................................................................       34.7        6.7        2.3
  Assumed......................................................................    2,161.0    1,916.6    1,817.1
  Ceded........................................................................     (399.0)    (392.4)    (358.0)
                                                                                 ---------  ---------  ---------
  Net..........................................................................    1,796.7    1,530.9    1,461.4
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------
Losses incurred
  Direct.......................................................................      (45.6)     247.5        3.8
  Assumed......................................................................    1,312.6    1,604.9    1,273.8
  Ceded........................................................................      (99.2)    (512.2)    (266.6)
                                                                                 ---------  ---------  ---------
  Net..........................................................................  $ 1,167.8  $ 1,340.2  $ 1,011.0
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

    As discussed in Note 15C--"Asbestos, Environmental-Related and Other Latent Liability Claims," the Company undertook and concluded a major initiative to reevaluate its reserves for Latent Liability Exposures in the fourth quarter of 1995. This reevaluation included an evaluation of the available reinsurance and retrocessional recoveries that accrue to the benefit of American Re for Latent Liability Exposures. Based on the evaluation, the Company determined that cessions to specific retrocessional recoveries were $119.0, net of a reserve for uncollectible reinsurance of $35.0. The extent of recoveries of reinsurance recoverable balances associated with Latent Liability Exposures will depend on gross loss reserve experience and the particular reinsurance arrangements to which losses relate.

    As a result of the reevaluation of Latent Liability Exposures, the Company established reinsurance recoverable balances of $228.6 at December 31, 1995 from the Aetna Casualty and Surety Company ("Aetna Casualty"). This recovery was established as a result of indemnification obtained under the Aetna Adverse Loss Agreement, which was obtained as a part of the Company's acquisition of American Re from Aetna Casualty. (See Note 15C). At December 31, 1996, the reinsurance recoverable balance from Aetna Casualty was $241.6.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN MILLIONS)

5. REINSURANCE (CONTINUED)

    The Company maintains an allowance for doubtful accounts for amounts due from companies in receivership or believed to be in financial difficulty. The total allowance reflected in both reinsurance recoverables on paid and unpaid losses, and premiums and other receivables was $87.0 at December 31, 1996, and 1995.

    National Indemnity Company, a subsidiary of Berkshire Hathaway, Inc., accounted for approximately 39% and 42% of the reinsurance recoverables on paid and unpaid losses at December 31, 1996, and 1995, respectively. This company was rated "A++" by A.M. Best.

6. FEDERAL AND FOREIGN INCOME TAXES

    The net deferred tax asset recorded at December 31, 1996, and 1995, represents the net temporary differences between the tax bases of assets and liabilities and their amounts for financial reporting. The components of the net deferred tax asset, based on a tax rate of 35% at December 31, were as follows:

                                                                               1996       1995
                                                                             ---------  ---------
Loss reserves..............................................................  $   144.1  $   149.5
Reinsurance recoverable on paid and unpaid losses..........................      (55.5)     (63.2)
Unearned premiums..........................................................       60.7       53.1
Deferred policy acquisition costs..........................................      (90.9)     (82.3)
Investments................................................................      (25.6)     (47.8)
Alternative minimum tax ("AMT") credit carryforward........................       12.7       15.9
Net operating loss carryforward (1)........................................     --           20.7
Non-qualified deferred compensation plan trust (2).........................       28.2     --
In-substance defeasance (3)................................................       18.3     --
Other deferred tax assets..................................................       23.3       28.9
Other deferred liabilities.................................................      (18.9)     (20.8)
                                                                             ---------  ---------
    Total..................................................................  $    96.4  $    54.0
                                                                             ---------  ---------
                                                                             ---------  ---------

------------------------------

(1) At December 31, 1995, the Company had tax loss carryforwards of $59.1 available to offset future taxable income. This amount was fully used in 1996.

(2) Represents deferred tax assets established for amounts placed in trust for certain employees of the Company, who entered into option deferral agreements. See Note 1B--"Acquisition by Munich Re."

(3) Represents tax assets established for the in-substance defeasance of the Company's Debentures. See Note 9--"In-Substance Defeasance."

    The Company believes it is more likely than not that the deferred tax asset is fully realizable, and therefore, no valuation allowance has been recorded. Realization of the deferred tax asset is dependent on generating sufficient taxable income in future periods. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN MILLIONS)

6. FEDERAL AND FOREIGN INCOME TAXES (CONTINUED)
    Income tax expense (benefit) was as follows:

                                                                                         YEAR ENDED DECEMBER 31, 1996
                                                                                      -----------------------------------
                                                                                        CURRENT     DEFERRED      TOTAL
                                                                                      -----------  -----------  ---------
Income--federal tax expense.........................................................   $    48.3    $    23.8   $    72.1
Income--foreign taxes...............................................................      --           --          --
Taxes on net realized capital gains.................................................         3.3         (1.6)        1.7
                                                                                      -----------  -----------  ---------
    Total federal and foreign tax expense...........................................   $    51.6    $    22.2   $    73.8
                                                                                      -----------  -----------  ---------
                                                                                      -----------  -----------  ---------


                                                                                         YEAR ENDED DECEMBER 31, 1995
                                                                                      -----------------------------------
                                                                                        CURRENT     DEFERRED      TOTAL
                                                                                      -----------  -----------  ---------
Income--federal tax benefit.........................................................   $   (18.4)   $   (59.9)  $   (78.3)
Income--foreign taxes...............................................................      --           --          --
Taxes on net realized capital gains.................................................        (0.4)         2.1         1.7
                                                                                      -----------  -----------  ---------
    Total federal and foreign tax benefit...........................................   $   (18.8)   $   (57.8)  $   (76.6)
                                                                                      -----------  -----------  ---------
                                                                                      -----------  -----------  ---------

                                                                                         YEAR ENDED DECEMBER 31, 1994
                                                                                      -----------------------------------
                                                                                        CURRENT     DEFERRED      TOTAL
                                                                                      -----------  -----------  ---------
Income--federal tax expense.........................................................   $     7.3    $    13.1   $    20.4
Income--foreign taxes...............................................................         2.8       --             2.8
Taxes on net realized capital losses................................................         3.4         (3.4)     --
                                                                                      -----------  -----------  ---------
    Total federal and foreign tax expense...........................................   $    13.5    $     9.7   $    23.2
                                                                                      -----------  -----------  ---------
                                                                                      -----------  -----------  ---------

    The sources of deferred tax expense (benefit) and their tax effects were as follows:

                                                                                              YEAR ENDED DECEMBER 31,
                                                                                          -------------------------------
                                                                                            1996       1995       1994
                                                                                          ---------  ---------  ---------
Net loss reserve discounting for tax....................................................  $    (2.3) $   (24.1) $    22.8
Acceleration of premiums earned for tax.................................................       (7.6)      (7.1)      (6.6)
Increase in deferred policy acquisition costs...........................................        8.5        7.6        7.3
Net investment adjustments..............................................................       (1.8)      (2.4)      (7.6)
Net operating loss carryforward (1).....................................................       20.7      (20.7)    --
AMT credit carryforward.................................................................        3.2      (15.9)    --
Realized capital gains/losses...........................................................       (1.6)       2.1       (3.4)
Other, net..............................................................................        3.1        2.7       (2.8)
                                                                                          ---------  ---------  ---------
    Total deferred tax expense (benefit)................................................  $    22.2  $   (57.8) $     9.7
                                                                                          ---------  ---------  ---------
                                                                                          ---------  ---------  ---------

------------------------

(1) At December 31, 1995, the Company had tax loss carryforwards of $59.1 available to offset future taxable income expiring in the year 2010, which were used by the Company in 1996. The Company had a net operating loss carryforward of $16.2 at December 31, 1992. This carryforward was used by the Company in the year ended December 31, 1994, to offset current taxable income.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN MILLIONS)

6. FEDERAL AND FOREIGN INCOME TAXES (CONTINUED)
    Reconciliations of the differences between income taxes computed at the federal statutory tax rate and consolidated provisions for income taxes were as follows:

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                      -------------------------------
                                                                                        1996       1995       1994
                                                                                      ---------  ---------  ---------
Income (loss) before taxes..........................................................  $   232.6  $  (159.5) $   120.7
Income tax rate.....................................................................         35%        35%        35%
                                                                                      ---------  ---------  ---------
  Tax expense (benefit) at federal statutory income tax rate........................       81.4      (55.8)      42.2

Tax effect of:
  Tax-exempt investment income......................................................      (19.9)     (21.3)     (22.8)
  Goodwill..........................................................................        0.8        0.8        0.8
  Merger-related expenses, not deductible for federal income tax purposes...........       11.6     --         --
  Other, net........................................................................       (0.1)      (0.3)       3.0
                                                                                      ---------  ---------  ---------
    Federal and foreign income tax expense (benefit)................................  $    73.8  $   (76.6) $    23.2
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------

7. BENEFIT PLANS

    The Company has a non-contributory defined benefit pension plan covering substantially all of its employees. Benefits are based on years of service and the employee's final compensation. Accrued costs represent estimates based upon current information. Those estimates are subject to change due to changes in the underlying information supporting such estimates in the future. The Company's policy is to fund pension costs as required, subject to the amounts that are currently deductible for tax reporting purposes. Vested benefits are fully funded.

    The following table sets forth the plan's funded status and the amount reflected in the Company's consolidated balance sheet at December 31:

                                                                                 1996       1995
                                                                               ---------  ---------
Actuarial present value of benefit obligations:
  Accumulated benefits obligation, including vested benefits of $54.0 for
    1996 and 1995............................................................  $    55.3  $    55.2
                                                                               ---------  ---------
                                                                               ---------  ---------
Projected benefit obligation for service rendered to date....................  $    92.6  $    82.8
Plan assets at fair value, primarily listed stocks and U.S. bonds............      (68.6)     (64.1)
Projected benefit obligation in excess of plan assets........................       24.0       18.7
Unrecognized net loss........................................................       (3.8)      (5.8)
                                                                               ---------  ---------
    Accrued pension cost included in other liabilities.......................  $    20.2  $    12.9
                                                                               ---------  ---------
                                                                               ---------  ---------

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN MILLIONS)

7. BENEFIT PLANS (CONTINUED)
    Net periodic pension cost included the following components:

                                                                                              YEAR ENDED DECEMBER 31,
                                                                                          -------------------------------
                                                                                            1996       1995       1994
                                                                                          ---------  ---------  ---------
Service cost-benefits earned during the period..........................................  $     7.1  $     5.0  $     5.5
Interest cost on projected benefit obligation...........................................        5.9        5.1        4.8
Actual return on assets.................................................................       (7.4)     (10.6)       0.3
Net amortization and deferral...........................................................        1.7        5.7       (5.3)
                                                                                          ---------  ---------  ---------
    Net periodic pension cost...........................................................  $     7.3  $     5.2  $     5.3
                                                                                          ---------  ---------  ---------
                                                                                          ---------  ---------  ---------

    The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.5% and 5.5%, respectively, for 1996 and 7.25% and 5.0%, respectively, for 1995. The projected long-term rate of return on assets was 9% for 1996, 1995 and 1994.

    The Company provides postretirement health care benefits to individuals eligible to receive benefits under the Company's non-contributory defined benefit pension plan and who are covered under a Company medical insurance plan at retirement. The Company funds its obligation currently and no contributions are required by retirees.

    The following table sets forth the plan's status and the amount reflected in the Company's consolidated balance sheet at December 31:

                                                                                 1996       1995
                                                                               ---------  ---------
Accumulated postretirement benefit obligation
  Retirees...................................................................  $     4.5  $     4.7
  Fully eligible active plan participants....................................        3.3        2.8
  Other active plan participants.............................................       11.8        9.7
                                                                               ---------  ---------
    Accumulated postretirement benefit obligation............................       19.6       17.2
  Unrecognized net gain (loss)...............................................       (0.3)      (1.2)
  Prior service cost.........................................................     --         --
                                                                               ---------  ---------
    Accrued postretirement benefit obligation................................  $    19.3  $    16.0
                                                                               ---------  ---------
                                                                               ---------  ---------

    Net periodic postretirement benefit cost included the following components:

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                     -------------------------------
                                                                                       1996       1995       1994
                                                                                     ---------  ---------  ---------
Service cost--benefits attributed to service during the period.....................  $     1.3  $     0.9  $     1.1
Interest cost on accumulated postretirement benefit obligation.....................        1.2        1.0        1.0
Net periodic amortization and deferral.............................................     --         --         --
                                                                                           ---        ---        ---
    Net periodic postretirement benefit cost.......................................  $     2.5  $     1.9  $     2.1
                                                                                           ---        ---        ---
                                                                                           ---        ---        ---

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN MILLIONS)

7. BENEFIT PLANS (CONTINUED)
    The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% and 7.25% and in 1996 and 1995, respectively.

    The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 8% in 1997, gradually declining to 5% in the year 2016. If the health care cost trend rate assumption was increased by 1%, the accumulated postretirement benefit obligation as of December 31, 1996, and 1995, would increase by $4.2 and $3.5, respectively, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the years ended December 31, 1996, 1995, and 1994, would increase by $0.9, $0.5, and $0.6, respectively.

    Substantially all employees are eligible to participate in a savings plan under which designated contributions, which are invested in various investment programs, are matched, up to 5% of compensation, by the Company. The costs of the Company's matching contributions were $3.6, $3.6 and $3.2, for the years ended December 31, 1996, 1995, and 1994, respectively.

    Key employees are eligible for plans that provide compensation incentives based upon operating results and that reward specific individuals for performance and contribution to the success of the Company. Charges to operations for such incentives were $14.9, $12.0 and $9.4 for the years ended December 31, 1996, 1995, and 1994, respectively.

    In November, 1996, the Company entered into a three-year Employment Agreement (the "Agreement") with Paul H. Inderbitzin pursuant to which Mr. Inderbitzin agreed to continue to serve as the Chairman of the Board, President and Chief Executive Officer of the Company through December 31, 1999, unless the Company or Mr. Inderbitzin terminated the Agreement earlier as provided therein. Pursuant to the Agreement, Mr. Inderbitzin was to receive a base salary of $600,000, $800,000 and an amount to be determined (not less than $800,000) for 1997, 1998 and 1999, respectively; a bonus in the amount of $1,150,000 and $750,000 for 1996 and 1997, respectively; and amounts to be determined (not less than 100% of base salary) for 1998 and 1999; and was entitled to participate in a long-term incentive plan to be established and in such other benefits and programs as provided in the Agreement.

    On March 14, 1997, Mr. Inderbitzin resigned his positions with the Company and American Re-Insurance. Under the terms of his resignation, the Company paid to Mr. Inderbitzin $3.5 million, in full settlement and release of the Company's financial obligations with respect to salary, bonus and other incentive payments due under the Agreement, and agreed to continue certain other employment benefits through May 14, 1999. Until that date, Mr. Inderbitzin is subject to a covenant not to compete with the Company.

    American Re-Insurance also entered into Senior Executive Severance and Non-Competition Agreements (the "Severance Agreements"), with Messrs. Noonan, Abdallah and LeStrange as of the date of the Acquisition. Under their respective agreements, each such executive has agreed to serve initially in his current position and thereafter in such positions as the Board of Directors of American Re-Insurance shall designate, on an "'at-will" employment basis, and American Re-Insurance has agreed to pay a severance benefit to such executive if the executive's employment with American Re-Insurance or an affiliate is terminated at any time on or before December 31, 2001, pursuant to an involuntary termination by the Company not for "Cause" or on a voluntary basis by the executive upon a "Constructive Discharge" (as such terms are defined in the Severance Agreements). Under the Severance Agreements, upon such termination, the executive would be entitled to continuation of annual base salary and annual bonus (equal

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN MILLIONS)

7. BENEFIT PLANS (CONTINUED)
to the greater of the amount of the most recent bonus paid to the executive and the amount of the bonus paid to the executive for 1996) for a period of two years. The executive would also be entitled to receive any amounts accrued to the date of termination under any long term compensation plan and all other benefits available under the Company's personnel policy manual as in effect as of the date of the Severance Agreements. For a period of two years after the date of termination, the executive would be subject to a covenant not to compete with American Re-Insurance or any affiliate thereof.

    At the time of the Acquisition, the Company established the Senior Executive Deferred Compensation Plan. Participants in the plan were provided the opportunity to defer, for five years, up to 100% of the option proceeds which they otherwise were eligible to receive from the cancellation of their options in accordance with the terms of the Acquisition. Participants elected to defer an aggregate of $79.9 of option proceeds which the Company used to establish and fund a trust, the assets of which will be dedicated to the payment of such future obligations in the absence of insolvency by the Company. At the direction of the participants, the trust proceeds were invested by the Company in one or more of two index-related investment vehicles and a fixed rate investment vehicle. In addition thereto, participants are eligible to receive a return from the Company in the amount of 5% of the participant's original deferred principal provided certain conditions are met.

8. SENIOR BANK DEBT

    On December 29, 1995, American Re borrowed $75.0 from Bank of America, N.A., in anticipation and as part of a new unsecured bank revolving credit agreement established on January 29, 1996, which allows the Company to borrow an aggregate amount up to $150.0. Outstanding amounts under the revolving credit agreement bear interest, at the election of the Company, currently at (i) the Bank of America Base Rate (that is a fluctuating rate equal to the greater of (x) Bank of America's announced rate of interest, identified as its "reference rate" or
(y) the sum of the federal funds rate plus 0.50%), (ii) a Eurodollar reserve adjusted InterBank Offered Rate ("IBOR"), or (iii) a competitive bid rate as determined by the participating banks. Any amount not paid when due will bear interest at a rate of 2.00% in excess of the rate otherwise applicable. The revolving credit agreement has a term of five years and, except with respect to amounts outstanding under IBOR or bid loans, may be prepaid at any time at the option of the Company. The revolving credit agreement contains certain covenants relating to, among other things, restrictions on debt, liens, disposition of assets, consolidations, mergers, use of proceeds, changes in business and minimum statutory surplus. At December 31, 1996, $75.0 remained outstanding under the bank revolving credit agreement.

    During 1994, the Company voluntarily prepaid $75.0 of borrowings under an existing revolving bank credit agreement with Chase Manhattan Bank, N.A. as agent. During 1995, the Company voluntarily prepaid an additional $50.0 and, as described in Note 12, repaid the remaining balance of $150.0 on August 30, 1995.

9. IN-SUBSTANCE DEFEASANCE

    On December 24, 1996, the Company defeased in-substance its existing issue of 10 7/8% Senior Subordinated Debentures due 2004 (the "Debentures"). The Company plans to redeem all then outstanding Debentures (currently $450 million in principal amount) on or about September 19, 1997, at 104.75% of par, plus accrued interest to the date of redemption, in accordance with the terms of the indenture

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN MILLIONS)

9. IN-SUBSTANCE DEFEASANCE (CONTINUED)
under which the Debentures are issued. As described in Note 2F -"Deferred Financing Fees", the Company recognized an extraordinary charge of $34.0, after applicable income tax of $18.3, resulting from the in-substance defeasance.

    As described in Note 10--"Senior Notes," funds for the redemption were raised through a private offering of $500.0 of the Company's 7.45% Senior Notes due 2026. The Company completed the offering of the Notes on December 24,1996. The net proceeds of $494.1 million raised from the offering of the Notes, in addition to $7.7 million of funds from the working capital of the Company, were simultaneously deposited with the trustee under the indenture for the Debentures (the "Indenture"). The net proceeds were invested in U.S. Government Obligations, as provided in the Indenture, which provide the trustee with funds sufficient to complete the redemption of the Debentures in September 1997 and to make all interest payments that will become due on the Debentures through the date of redemption.

10. SENIOR NOTES

    As described in Note 9--"In-Substance Defeasance," in connection with the in-substance defeasance of the Debentures, the Company sold $500.0 aggregate principal amount of its Senior Notes due December 15, 2026 (the "Notes") on December 24, 1996. The Notes bear interest at a rate of 7.45% annually payable on June 15 and December 15 each year. The offering price of the notes was 99.687% of the aggregate principal amount, resulting in a yield to maturity of 7.476%.

    The Notes are redeemable in whole or in part, at the option of the Company at any time, at a redemption price equal to the greater of (i) 100% of the principal amount of such notes and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted, on a semiannual basis, at the rate per annum equal to the yield to maturity of the United States Treasury securities issue with comparable maturities to the remaining term of the Notes, plus 15 basis points, together with accrued interest to the date of redemption. The Indenture contains certain covenants, including, but not limited to, covenants imposing limitations on liens, and restrictions on mergers and sale of assets.

    The Notes were not registered under the Federal Securities Act of 1933 or registered or qualified under the securities laws of the various states. Pursuant to the terms of the Senior Notes, the Company agreed to make an offer to exchange the Notes for a new issue of debt securities of the Company which would be registered under the Securities Act of 1933, with terms substantially similar to the Notes (the "Exchange Offer"). The Exchange Offer was completed on March 14, 1997 with 100% of the holders of the $500 million aggregate principal amount of the Notes accepting the Exchange Offer.

11. SENIOR SUBORDINATED DEBENTURES

    In connection with the purchase of American Re-Insurance by the Company (the "1992 Acquisition"), the Company sold $450.0 aggregate principal amount of its Debentures. The proceeds from the sale were used to finance the acquisition and associated costs. The Debentures bear interest of 10.875% which must be paid on March 15 and September 15 each year.

    As described in Note 9--"In-Substance Defeasance," on December 24, 1996, the Company defeased in-substance its existing issue of the Debentures. The Company plans to redeem all then outstanding Debentures (currently $450.0 in principal amount) on or about September 19, 1997, at 104.75% of par,

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN MILLIONS)

11. SENIOR SUBORDINATED DEBENTURES (CONTINUED) plus accrued interest to the date of redemption, in accordance with the terms of the indenture for the Debentures.

    Certain covenants contained in the indenture for the Debentures, including, but not limited to, covenants imposing limitations and restrictions on incurring additional indebtedness, paying dividends, engaging in transactions with stockholders and affiliates, incurring liens, securing indebtedness, making investments and engaging in certain business activities have no further application as a result of the in-substance defeasance of the Debentures.

12. CUMULATIVE QUARTERLY INCOME PREFERRED SECURITIES OFFERING

    On August 30, 1995, American Re Capital, a Delaware business trust formed and wholly owned by the Company, completed the sale of $237.5 of Cumulative Quarterly Income Preferred Securities ("QUIPS") due in 2025.

    The net proceeds from the offering were used by American Re Capital to purchase a like amount of $244.8 principal amount of 8.5% Junior Subordinated Debentures of the Company. The $244.8 principal amount of 8.5% Junior Subordinated Debentures due September 30, 2025, represent all of the assets of the subsidiary trust. The Company used the proceeds from the sale of the Debentures to retire the Company's revolving bank credit facility with Chase Manhattan Bank, N.A., and to contribute $50.0 to the capital and surplus of American Re-Insurance Company. The remaining net proceeds from the sale were used for general corporate purposes. The Junior Subordinated Debentures and related income statement effects are eliminated in the Company's consolidated financial statements.

    The QUIPS accrue and pay distributions quarterly at a rate of 8.5% per annum of the stated liquidation value of $25 per preferred security. The Company has, through a guarantee agreement, a trust agreement, the Junior Subordinated Debentures and an expense agreement, taken together, fully and unconditionally guaranteed, on a subordinated basis, the Trust's obligation under the preferred securities to the extent that funds are available therefor, and as more fully set forth in such agreements.

    The QUIPS are mandatorily redeemable upon the maturity of the Junior Subordinated Debentures, on September 30, 2025 or upon earlier redemption as provided in the Indenture. The Company has the right to redeem the Junior Subordinated Debentures, in whole or in part, on or after September 30, 2000, at a redemption price of $25 per preferred security plus any accrued but unpaid interest to the redemption date.

13. CAPITAL AND SURPLUS AND STOCKHOLDER DIVIDEND RESTRICTIONS

    Statutory surplus for the insurance/reinsurance subsidiaries on a combined basis at December 31, 1996, and 1995, was $1,272.4 and $1,109.6, respectively. Statutory net income (loss) for the years ended December 31, 1996, 1995, and 1994, on a combined basis was $239.6, $(127.1) and $130.0, respectively. Dividends declared and paid by American Re-Insurance to the Company were $70.0, $97.5 and $108.0 in 1996, 1995, and 1994, respectively.

    The Company is dependent upon dividends received from its insurance/reinsurance subsidiaries to meet its debt and other obligations. Dividend payments by American Re-Insurance are restricted by the insurance laws of the State of Delaware. Dividend payments by American Alternative are restricted by the

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN MILLIONS)

13. CAPITAL AND SURPLUS AND STOCKHOLDER DIVIDEND RESTRICTIONS (CONTINUED) insurance laws of the State of New York. As of December 31, 1996, American Re-Insurance could declare dividends of approximately $237.1 during 1997 without approval of the Commissioner of Insurance of the State of Delaware. As of December 31, 1996, American Alternative could declare dividends of $9.5 during 1997, to the extent it has earned surplus available at the date of declaration, without approval of the Commissioner of Insurance for the State of New York.

14. PERMITTED STATUTORY ACCOUNTING PRACTICES

    American Re-Insurance prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the Insurance Department of the State of Delaware. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners, as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all rules not so prescribed.

    American Re-Insurance received written approval from the Insurance Department of the State of Delaware to discount all workers' compensation reserves for losses and LAE at a rate of 4.5% for statutory accounting purposes. Delaware statutes allow discounting of certain types of reserves at various discount rates.

15. COMMITMENTS AND CONTINGENT LIABILITIES

A. DERIVATIVES AND OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

    FOREIGN EXCHANGE FORWARD CONTRACTS

    Foreign exchange forward contracts are agreements to exchange fixed amounts of two different currencies at a specified future date and at a specified price. The Company enters into foreign exchange forward contracts primarily as a hedge, for other than trading purposes, and such contracts are designed to offset certain foreign currency net asset positions. Currency risk results mainly from fluctuations in translation rates and credit risk results from the possibility of non-performance by counterparties which could result in an unhedged position. At December 31, 1996, and 1995, the Company had $132.5 and $140.8, respectively, in contracts to sell, and $49.5 and $25.5, respectively, in contracts to buy various foreign currencies, primarily in Canadian and Australian dollars. The contract amounts of those instruments reflect the Company's extent of involvement in this type of financial instrument and do not represent the Company's risk of loss. The Company recognized $4.0 and $1.8 as an unrealized loss on foreign exchange in stockholder's equity due to foreign exchange forward contracts for the years ended December 31, 1996, and 1995, respectively.

    FINANCIAL GUARANTEES

    The Company reinsures financial guarantee programs written through December 31, 1986. American Re-Insurance ceased writing new financial guarantee programs as of January 1, 1987. The aggregate principal and interest amounts of these guarantees outstanding at December 31, 1996, and 1995, were approximately $84.4 and $105.8, respectively. The aggregate principal and interest amount reflects the Company's extent of involvement in financial guarantees.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN MILLIONS)

15. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)
    There were no material concentrations of off-balance sheet financial instruments at December 31, 1996, and 1995.

B. LEASES

    The Company has operating leases for certain of its furniture, fixtures, and computer equipment, and office space used by its branch office and subsidiary locations. Lease expense was $14.8, $14.4, and $12.5, for the years ended December 31, 1996, 1995, and 1994. Future net minimum payments under noncancellable leases at December 31, 1996, were estimated to be as follows:

                                                         2002 AND
  1997       1998       1999       2000       2001      THEREAFTER
---------  ---------  ---------  ---------  ---------  -------------
$    13.5  $    12.6  $     9.8  $    17.7  $     6.5    $     9.1
---------  ---------        ---  ---------        ---          ---
---------  ---------        ---  ---------        ---          ---

C. ASBESTOS, ENVIRONMENTAL-RELATED AND OTHER LATENT LIABILITY CLAIMS

    Since the early 1980s, American Re's underwriting results have been adversely affected by claims developing from asbestos, environmental-related and other latent liability coverage exposures ("Latent Liability Exposures"). During this period, reserves established by American Re for Latent Liability Exposures necessarily reflected the uncertainty inherent in estimating the ultimate future claim amounts arising from these types of exposures and the lack of credible actuarial methods to measure and quantify these exposures. The Company's difficulty in accurately quantifying these exposures was attributable to the need for Latent Liability Exposures to be first quantified by the insured party and then the primary insurer before the information was made available to the reinsurer. In the Company's opinion, until recent years, information regarding potential Latent Liability Exposures was not openly shared between insured parties and their insurers and reinsurers.

    As this information flow improved and actuarial and claims methodologies evolved, the Company undertook and concluded a major initiative to evaluate its reserves for Latent Liability Exposures in the fourth quarter of 1995. Factors considered in this process included: (i) the firming of case law in many jurisdictions with respect to coverage decisions on latent liability exposures, which has affected settlement activity of American Re's clients, (ii) greater quantification of potential liabilities at the insured party level, which in turn allows for more accurate potential liability information for insurers and, ultimately, reinsurers, (iii) development of an enhanced claims information system at American Re, which allowed for the construction of a data base from which estimates with respect to Latent Liability Exposures and the related reinsurance and retrocessional coverage accruing to the benefit of American Re could be reasonably estimated, (iv) efforts by the insurance industry and insured parties to quantify exposure to environmental-related liability in light of Superfund reform initiatives in the United States Congress, and (v) the extensive due diligence consulting activities of AM-RE Consultants, Inc., the Company's subsidiary, which have allowed AM-RE Consultants, Inc. to gain knowledge of and evaluate actuarial modeling and reserving, and claims handling methodologies for Latent Liability Exposures.

    The reevaluation process involved analysis of specific claim information for facultative and direct excess business involving specific "target insureds" (where American Re is aware of actual or potential claims from the target insureds) and by statistically valid random sampling techniques with respect to other possible claimants. This analysis was performed by American Re's Special Claims unit, which is staffed by

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN MILLIONS)

15. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED) seventeen professionals (ten of whom are attorneys) who are heavily experienced in Latent Liability Exposure claims handling. All files reviewed were analyzed by claims and actuarial professionals for coverage, attachment points, limits, factual matters, legal issues and prevailing industry trends in reporting of claims, expense costs, and other factors affecting ultimate settlement costs.

    With respect to American Re's treaty business, except in the case of known claims, American Re typically does not have information on the ultimate insured. This is because detailed information on the underlying insured is not typically made available to the reinsurer. In this category, American Re's reevaluation process identified and analyzed exposure to the ceding companies that have dominated its treaty experience with respect to claims for Latent Liability Exposures. This information was then used to develop claim reserves. With respect to treaty business from other ceding insurance companies, the process considered attachment points of coverage available and other relevant coverage data and then applied actuarial methods to develop loss reserves for this business.

    The new methodologies and the expanded data base also allowed American Re to better estimate the available reinsurance and retrocessional recoverables that accrue to the benefit of American Re for Latent Liability Exposures. This, in turn, enabled the Company to evaluate which of its reinsurance protections would apply and the anticipated benefits thereof.

    As a result of this reevaluation during the fourth quarter of 1995, the Company increased its gross IBNR loss reserves for Latent Liability Exposures, which primarily relate to accident years prior to 1986, by $587.0. Cessions to specific retrocessional arrangements, net of a reserve for uncollectible reinsurance for this reserve charge, were $119.0. As a result, the net increase to loss reserves for Latent Liability Exposures recognized by the Company at December 31, 1995, was $468.0. After cession to the Aetna Cover (as discussed below), the net charge for loss reserve strengthening was $347.4 ($231.0, net of tax).

    The charge for loss reserve strengthening, prior to cession to the Aetna Cover, for Latent Liability Exposures recorded at December 31, 1995, was as follows:

                                                                                        ENVIRONMENTAL-RELATED
                                                                                               AND OTHER
                                                                  ------------------------------------------------------------------
                                                                         ASBESTOS            LATENT LOSSES             TOTAL
                                                                    GROSS        NET        GROSS       NET       GROSS       NET
                                                                  ---------  -----------  ---------  ---------  ---------  ---------
Reserve for incurred but not reported claims....................  $   306.0   $   227.0   $   281.0  $   206.0  $   587.0  $   433.0
Uncollectible reinsurance.......................................     --          --          --         --         --           35.0
                                                                  ---------  -----------  ---------  ---------  ---------  ---------
    Total.......................................................  $   306.0   $   227.0   $   281.0  $   206.0  $   587.0  $   468.0
                                                                  ---------  -----------  ---------  ---------  ---------  ---------
                                                                  ---------  -----------  ---------  ---------  ---------  ---------

    The Company had no adverse loss development for Latent Liability Exposures during 1996.

    The Company had Latent Liability Exposure loss reserves, prior to cession to the Aetna Cover, as follows at December 31:

                                                                                     1996                  1995
                                                                             --------------------  --------------------
                                                                               GROSS       NET       GROSS       NET
                                                                             ---------  ---------  ---------  ---------
Asbestos...................................................................  $   454.1  $   291.3  $   519.9  $   328.5
Environmental-Related and Other Latent Liability...........................      336.0      231.9      427.2      282.6
                                                                             ---------  ---------  ---------  ---------
    Total..................................................................  $   790.1  $   523.2  $   947.1  $   611.1
                                                                             ---------  ---------  ---------  ---------
                                                                             ---------  ---------  ---------  ---------

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN MILLIONS)

15. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)
    The provision for uncollectible reinsurance is principally due to the failure of reinsurers to indemnify American Re, primarily because of reinsurer insolvencies. Allowances have been established for amounts estimated to be uncollectible. In connection with the charge for loss reserve strengthening, American Re increased the allowance for uncollectible reinsurance by $35.0 pre-tax, and this increase is reflected as a component of "other expense" in the Consolidated Statement of Income for the year ended December 31, 1995. There can be no assurance future charges for uncollectible reinsurance will not materially adversely affect results of operations in any future period, although any such charges would not be expected to have a material adverse effect on American Re-Insurance liquidity or financial condition.

    In connection with the acquisition by the Company of American Re-Insurance from The Aetna Casualty and Surety Company, a subsidiary of Travelers Property and Casualty Company ("Aetna Casualty"), in 1992 (the "1992 Acquisition"), Aetna Casualty provided indemnification in the form of the Aetna Adverse Loss Agreement (the "Aetna Cover") that covers adverse development of losses and allocated loss adjustment expenses of $500.0 representing an 80% pro rata share (American Re-Insurance retains the remaining 20%) of up to $625.0 of losses in excess of $2,700.0 incurred on or prior to December 31, 1991. The addition of $587.0 of gross Latent Liability Exposures ($468.0 net of specific retrocessional recoveries), all of which were for accident years 1991 and prior, has resulted in a cession by American Re to the Aetna Cover. At December 31, 1995, $2,985.7 of losses subject to the Aetna Cover for accident years 1991 and prior were calculated and will be reported to Aetna Casualty under the terms of the Aetna Cover. The total in excess of $2,700.0, or $285.7, was ceded at the 80% contractual rate and resulted in a recoverable of $228.6 from the Aetna Cover. In accounting for the cession to the Aetna Cover, the Company has assessed the expected payment patterns of the losses subject to the Aetna Cover because Aetna Casualty's obligations apply to losses paid by American Re subsequent to the $2,700.0 attachment point. It is the Company's determination that a certain amount of those losses paid will be workers' compensation claims. As described in Note 2J--"Loss and Loss Adjustment Expense Reserves," the Company has discounted all workers' compensation claims to present value using an interest rate of 4.5%. Therefore, the Company was required to reverse the discount effect on those workers' compensation reserves ceded to Aetna in the amount of $108.0. As a result, the incurred loss benefit to the Company, net of the workers' compensation discount, from the Aetna Cover cession recorded was $120.8. Thus, the net charge for loss reserve strengthening after the cession to the Aetna Cover was $347.4. As discussed in Note 5--"Reinsurance", at December 31, 1996, the reinsurance recoverable balance from Aetna Casualty was $241.6; thus there is $258.4 of limit remaining to cover additional adverse loss development for losses incurred on or prior to December 31, 1991. Again, the Company was required to reverse the discount effect on those workers' compensation reserves ceded to the Aetna Cover in the amount of $113.9. Therefore, the reinsurance recoverable, net of the workers' compensation discount, from the Aetna Cover cession recorded is $127.7.

    Latent Liability Exposure loss reserves at December 31, 1996, and 1995, represent best estimates drawn from a range of possible outcomes based on currently known facts, projected forward using assumptions and methodologies considered reasonable. Notwithstanding these loss reserves and the remaining protection under the Aetna Cover, there can be no assurance that future losses resulting from these exposures will not materially adversely affect future earnings.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN MILLIONS)

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of financial instruments at December 31, 1996, and 1995, were as follows:

                                                                             1996                  1995
                                                                     --------------------  --------------------
                                                                     CARRYING     FAIR     CARRYING     FAIR
                                                                       VALUE      VALUE      VALUE      VALUE
                                                                     ---------  ---------  ---------  ---------
Assets:
  Bonds held to maturity...........................................  $  --      $  --      $    71.8  $    74.6
  Bonds available for sale.........................................    3,877.1    3,877.1    3,520.2    3,520.2
  Preferred stock..................................................       69.6       69.6       43.6       43.6
  Equity securities................................................       13.4       13.4       19.6       19.6
  Other invested assets............................................       17.5       17.5        8.1        8.1
                                                                     ---------  ---------  ---------  ---------
      Total investments............................................    3,977.6    3,977.6    3,663.3    3,666.1
  Cash and cash equivalents........................................      324.9      324.9      294.2      294.2
Foreign exchange forward contracts (1):
  Contracts to sell................................................       (0.1)      (0.1)       0.6        0.6
  Contracts to buy.................................................        0.2        0.2        0.1        0.1

Liabilities:
  Senior bank debt.................................................       75.0       75.0       75.0       75.0
  Senior Notes.....................................................      498.4      498.4     --         --
  Senior subordinated debt.........................................     --         --          450.0      503.2
  QUIPS............................................................      237.5      245.6      237.5      251.8
  Interest rate swap (2)...........................................     --         --            0.5       (0.1)

------------------------

(1) Carrying value included in other liabilities at December 31, 1996, and other assets at December 31, 1995.

(2) Carrying value included in other liabilities (represents interest due and accrued at December 31, 1995).

    It is not practicable to estimate a fair value for the Company's financial guarantees because the Company no longer writes such guarantees, there is no quoted market price for such contracts, and it is not possible to reliably estimate the timing and amount of all future cash flows due to the unique nature of each of these contracts.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN MILLIONS)

17. INTERNATIONAL OPERATIONS AND MAJOR CLIENTS

    Financial information regarding the Company's operations between domestic and international operations is summarized below. International totals represent results for American Re-Insurance's International Operations, which underwrites reinsurance predominately in foreign branch locations. Net assets represent those identified and allocated to the International Operations.

                                                                                 YEAR ENDED DECEMBER 31, 1996
                                                                              -----------------------------------
                                                                              DOMESTIC   INTERNATIONAL    TOTAL
                                                                              ---------  -------------  ---------
Revenues....................................................................  $ 1,648.9    $   448.3    $ 2,097.2
Income before income taxes..................................................      198.1         34.5        232.6
Identifiable assets at December 31..........................................    7,462.5        941.1      8,403.6


                                                                                 YEAR ENDED DECEMBER 31, 1995
                                                                              -----------------------------------
                                                                              DOMESTIC   INTERNATIONAL    TOTAL
                                                                              ---------  -------------  ---------
Revenues....................................................................  $ 1,401.2    $   396.1    $ 1,797.3
Income before income taxes..................................................     (212.9)        53.4       (159.5)
Identifiable assets at December 31..........................................    6,953.4        861.0      7,814.4

    The Company assumed net premiums written from a domestic treaty client of $136.3, or 7.1% of total premiums written, and $146.9, or 9.0% of total premiums written in 1996 and 1995, respectively. The Company assumed net premiums written from another client of $128.4, or 6.7% of total premiums written in 1996. In 1994, the Company assumed premiums written from an alternative market client of $194.9, or 12.5% of total premiums written, primarily from one domestic treaty. This treaty did not materially impact premiums written in 1996 or 1995.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN MILLIONS)

18. UNAUDITED QUARTERLY FINANCIAL DATA

    Summarized quarterly financial data were as follows:

                                                                                                1996
                                                                             ------------------------------------------
                                                                               FIRST     SECOND      THIRD     FOURTH
                                                                             ---------  ---------  ---------  ---------
Operating Data
  Premiums written.........................................................  $   513.1  $   452.5  $   467.2  $   469.6
  Premiums earned..........................................................      416.1      443.7      422.4      514.4
  Losses and LAE...........................................................      276.6      291.9      252.2      347.1
  Underwriting expenses....................................................      107.3      120.3      146.8      159.2
  Underwriting gain (loss).................................................       32.2       31.5       23.4        8.1
  Net investment income....................................................       59.1       60.8       66.0       62.2
  Interest expense.........................................................       13.7       13.4       13.4       13.6
  Income before extraordinary loss (1).....................................       49.1       48.4       47.3        0.8
  Extraordinary loss (2)...................................................     --         --         --          (34.0)
  Net income to common stockholders........................................  $    49.1  $    48.4  $    47.3  $   (33.2)
                                                                             ---------  ---------  ---------  ---------

------------------------

(1) Fourth quarter 1996 included a one-time charge to operating earnings of $36.1 ($35.1 on an after-tax basis), consisting primarily of financial advisory fees in connection with the Acquisition (see Note1B).

(2) In connection with the in-substance defeasance of the Senior Subordinated Debentures, a one-time extraordinary loss of $34.0 on an after-tax basis was recorded (see Note 2F).

                                                                                               1995
                                                                            ------------------------------------------
                                                                              FIRST     SECOND      THIRD     FOURTH
                                                                            ---------  ---------  ---------  ---------
Operating Data
  Premiums written........................................................  $   434.8  $   393.8  $   409.7  $   391.3
  Premiums earned.........................................................      394.8      372.0      384.1      379.9
  Losses and LAE..........................................................      265.4      240.0      265.8      569.1
  Underwriting expenses...................................................      112.2      117.9      107.2      114.9
  Underwriting gain (loss)................................................       17.2       14.1       11.0     (304.1)
  Net investment income...................................................       51.7       56.6       57.7       56.6
  Interest expense........................................................       16.0       16.5       15.1       13.1
  Income (loss) before extraordinary loss.................................       35.2       37.0       39.0     (198.5)
  Net income to common stockholders (1)...................................  $    35.2  $    37.0  $    38.7  $  (198.5)
                                                                            ---------  ---------  ---------  ---------

------------------------

(1) Fourth quarter 1995 net loss was due to a charge for reserve strengthening of $347.4 (see Note 15C).

                                                                      SCHEDULE I

                            AMERICAN RE CORPORATION

                             SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES

                               DECEMBER 31, 1996
                             (DOLLARS IN MILLIONS)

                                                                                                          AMOUNT
                                                                                                         AT WHICH
                                                                                                       SHOWN IN THE
                                                                                AMORTIZED    MARKET      BALANCE
TYPE OF INVESTMENT                                                                COST        VALUE       SHEET
-----------------------------------------------------------------------------  -----------  ---------  ------------
FIXED MATURITIES:
  Bonds available for sale:
    U.S. Government and government agencies..................................   $   451.1   $   453.6   $    453.6
    States, municipalities and political subdivisions........................     1,210.2     1,230.9      1,230.9
    Mortgage backed securities...............................................       672.7       680.5        680.5
    Corporate bonds..........................................................     1,271.0     1,289.7      1,289.7
    Asset backed securities..................................................       220.8       222.4        222.4
                                                                               -----------  ---------  ------------
      Total bonds available for sale.........................................     3,825.8     3,877.1      3,877.1
                                                                               -----------  ---------  ------------
      Preferred securities...................................................        69.6        69.6         69.6
                                                                               -----------  ---------  ------------
      Total fixed maturities.................................................     3,895.4     3,946.7      3,946.7
                                                                               -----------  ---------  ------------

EQUITY SECURITIES:
  Common stock:
    Banks, trust and insurance companies.....................................         0.1         0.1          0.1
    Industrial and miscellaneous and all other...............................        11.3        13.3         13.3
                                                                               -----------  ---------  ------------
      Total equity securities................................................        11.4        13.4         13.4
                                                                               -----------  ---------  ------------
  Other investments..........................................................        17.5        17.5         17.5
                                                                               -----------  ---------  ------------
      Total investments......................................................   $ 3,924.3   $ 3,977.6   $  3,977.6
                                                                               -----------  ---------  ------------
                                                                               -----------  ---------  ------------

                                                                     SCHEDULE II

                            AMERICAN RE CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             (PARENT COMPANY ONLY)
                            CONDENSED BALANCE SHEET
                             (DOLLARS IN MILLIONS)

                                                                             DECEMBER 31, 1996  DECEMBER 31, 1995
                                                                             -----------------  -----------------
                                  ASSETS
Investment in subsidiaries.................................................     $   1,759.6        $   1,589.8
Cash.......................................................................            21.3                0.7
Deferred financing fees....................................................            29.1               42.1
Other assets...............................................................           120.5               12.1
                                                                                   --------           --------
      Total assets.........................................................     $   1,930.5        $   1,644.7
                                                                                   --------           --------
                                                                                   --------           --------

                                LIABILITIES
Interest payable...........................................................     $       0.9        $      14.3
Bank debt--term loan.......................................................            75.0               75.0
Senior notes...............................................................           498.4            --
Senior subordinated debt...................................................         --                   450.0
Junior subordinated debt...................................................           244.8              244.8
Current federal income tax payable.........................................             4.4               13.5
Other liabilities..........................................................           137.5            --
                                                                                   --------           --------
      Total liabilities....................................................           961.0              797.6
                                                                                   --------           --------

                           STOCKHOLDER'S EQUITY
Common stock...............................................................         --                     0.5
Additional paid in capital.................................................           785.6              710.5
Retained earnings..........................................................           184.8               87.3
Unrealized appreciation of investments.....................................            34.7               71.0
Unrealized loss in foreign exchange........................................           (35.6)             (22.2)
                                                                                   --------           --------
      Total stockholder's equity...........................................           969.5              847.1
                                                                                   --------           --------
      Total liabilities and stockholder's equity...........................     $   1,930.5        $   1,644.7
                                                                                   --------           --------
                                                                                   --------           --------

                                                                     SCHEDULE II

                            AMERICAN RE CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             (PARENT COMPANY ONLY)
            CONDENSED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                             (DOLLARS IN MILLIONS)

                                                               YEAR ENDED         YEAR ENDED         YEAR ENDED
                                                            DECEMBER 31,1996   DECEMBER 31,1995   DECEMBER 31,1994
                                                            -----------------  -----------------  -----------------
REVENUE
  Net investment income...................................      $     1.0          $     0.9          $     0.4
  Other income............................................           11.9               11.0               10.5
                                                                   ------             ------             ------
    Total.................................................           12.9               11.9               10.9
                                                                   ------             ------             ------
EXPENSES
  Interest expense........................................           74.9               67.7               60.0
  Operating expenses......................................           42.1                5.2                3.9
                                                                   ------             ------             ------
    Total expenses........................................          117.0               72.9               63.9
                                                                   ------             ------             ------
    Operating loss before federal income taxes............         (104.1)             (61.0)             (53.0)
Federal income taxes......................................          (24.4)             (21.0)             (18.4)
                                                                   ------             ------             ------
    Loss before equity in undistributed net income of
      subsidiaries........................................          (79.7)             (40.0)             (34.6)
Equity in undistributed net income (loss) of
  subsidiaries............................................          225.4              (47.3)             132.1
                                                                   ------             ------             ------
    Income (loss) before extraordinary loss...............          145.7              (87.3)              97.5
Extraordinary loss, net of applicable income taxes of
  $18.3 and $0.2, respectively............................          (34.0)              (0.3)            --
                                                                   ------             ------             ------
    Net income (loss) to common stockholders..............          111.7              (87.6)              97.5
Retained earnings at beginning of period..................           87.3              189.9               92.4
                                                                   ------             ------             ------
                                                                    199.0              102.3              189.9
  Dividends to common stockholders........................          (14.2)             (15.0)            --
                                                                   ------             ------             ------
Retained earnings at end of period........................      $   184.8          $    87.3          $   189.9
                                                                   ------             ------             ------
                                                                   ------             ------             ------

                                                                     SCHEDULE II

                            AMERICAN RE CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             (PARENT COMPANY ONLY)

                       CONDENSED STATEMENT OF CASH FLOWS

                             (DOLLARS IN MILLIONS)

                                                             YEAR ENDED         YEAR ENDED         YEAR ENDED
                                                          DECEMBER 31, 1996  DECEMBER 31, 1995  DECEMBER 31, 1994
                                                          -----------------  -----------------  -----------------
Cash Flows From Operating Activities:
  Net income (loss) to common stockholders..............      $   111.7          $   (87.6)         $    97.5
Adjustments to reconcile net income (loss) to cash
  provided by operating activities:
  Equity in undistributed net loss (income) of
    subsidiaries........................................         (225.4)              47.3             (132.2)
  Interest payable (receivable).........................          (13.5)              (1.5)               0.8
  Increase (decrease) in intercompany payables..........           10.0               (3.9)              13.6
  Increase (decrease) in current and deferred federal
    income tax liability................................          (27.4)               1.0               (2.5)
  Increase (decrease) in other, net.....................           53.3               (5.7)              (4.2)
                                                                -------            -------            -------
    Net cash used in operating activities activities....          (91.3)             (50.4)             (27.0)
Cash Flows From Financing Activities:
  Dividend received from subsidiary.....................           70.0               97.5              108.0
  Proceeds from borrowing of senior notes...............          498.4             --                 --
  Defeasance of principal of senior subordinated debt...         (450.0)            --                 --
  Repayment of senior bank debt.........................         --                 (200.0)             (75.0)
  Borrowing of senior bank debt.........................         --                   75.0             --
  Sale of junior subordinated debt......................         --                  244.8             --
  Stock option and award proceeds from parent...........          204.2             --                 --
  Stock option and award payments.......................         (203.5)            --                 --
  Merger-related expense payments.......................          (34.1)            --                 --
  Loan from parent......................................           35.9             --                 --
  Investment in subsidiary..............................         --                 (160.5)              (7.6)
  Dividends to common stockholders......................          (14.2)             (15.0)            --
  Other capital contributions...........................            5.2               (0.4)            --
                                                                -------            -------            -------
    Net cash provided by financing activities...........          111.9               41.4               25.4
                                                                -------            -------            -------
    Net increase (decrease) in cash.....................           20.6               (9.0)              (1.6)
Cash and cash equivalents, beginning of period..........            0.7                9.7               11.3
                                                                -------            -------            -------
Cash and cash equivalents, end of period................      $    21.3          $     0.7          $     9.7
                                                                -------            -------            -------
                                                                -------            -------            -------

                    AMERICAN RE CORPORATION (PARENT COMPANY)

                    NOTES TO CONDENSED FINANCIAL INFORMATION

    The condensed financial information of American Re Corporation (Parent Company) for the years ended December 31, 1996, 1995 and 1994, should be read in conjunction with the consolidated financial statements of American Re Corporation and subsidiaries and the notes thereto incorporated elsewhere herein by reference. Investment in subsidiaries is accounted for using the equity method of accounting.

                                                                    SCHEDULE III

                            AMERICAN RE CORPORATION
                       SUPPLEMENTAL INSURANCE INFORMATION
                             (DOLLARS IN MILLIONS)

                                                                      NET
                                                                 FUTURE POLICY
                                                                   BENEFITS,
                                                    DEFERRED        LOSSES,                                           CLAIMS
                                                     POLICY       CLAIMS, AND                              NET       AND CLAIM
                                                   ACQUISITION       LOSS        UNEARNED    EARNED    INVESTMENT   ADJUSTMENT
  SEGMENT                                             COSTS        EXPENSES      PREMIUMS   PREMIUMS   INCOME (1)     EXPENSE
-------------------------------------------------  -----------  ---------------  ---------  ---------  -----------  -----------
YEAR ENDED DECEMBER 31, 1996
  Domestic.......................................   $   218.3     $   2,599.8    $   853.5  $ 1,382.3   $   217.0    $   914.4
  International..................................        41.3           502.6        153.9      414.4        31.2        253.4
                                                   -----------  ---------------  ---------  ---------  -----------  -----------
  Total..........................................   $   259.6     $   3,102.4    $ 1,007.4  $ 1,796.7   $   248.2    $ 1,167.8
                                                   -----------  ---------------  ---------  ---------  -----------  -----------
                                                   -----------  ---------------  ---------  ---------  -----------  -----------
YEAR ENDED DECEMBER 31, 1995
  Domestic.......................................   $   201.1     $   2,474.5    $   729.5  $ 1,164.1   $   195.3    $ 1,113.1
  International..................................        34.1           370.1        129.1      366.8        27.3        227.1
                                                   -----------  ---------------  ---------  ---------  -----------  -----------
  Total..........................................   $   235.2     $   2,844.6    $   858.6  $ 1,530.9   $   222.6    $ 1,340.2
                                                   -----------  ---------------  ---------  ---------  -----------  -----------
                                                   -----------  ---------------  ---------  ---------  -----------  -----------
YEAR ENDED DECEMBER 31, 1994
  Domestic.......................................   $   184.0     $   2,016.9    $   622.2  $ 1,171.5   $   166.7    $   820.6
  International..................................        29.5           305.0        109.3      289.9        22.0        190.4
                                                   -----------  ---------------  ---------  ---------  -----------  -----------
  Total..........................................   $   213.5     $   2,321.9    $   731.5  $ 1,461.4   $   188.7    $ 1,011.0
                                                   -----------  ---------------  ---------  ---------  -----------  -----------
                                                   -----------  ---------------  ---------  ---------  -----------  -----------


                                                   AMORTIZATION
                                                    OF DEFERRED
                                                      POLICY
                                                    ACQUISITION   UNDERWRITING    PREMIUMS
  SEGMENT                                              COSTS        EXPENSES       WRITTEN
-------------------------------------------------  -------------  -------------  -----------
YEAR ENDED DECEMBER 31, 1996
  Domestic.......................................    $   201.1      $   404.4     $ 1,461.1
  International..................................         34.1          129.1         441.3
                                                        ------         ------    -----------
  Total..........................................    $   235.2      $   533.5     $ 1,902.4
                                                        ------         ------    -----------
                                                        ------         ------    -----------
YEAR ENDED DECEMBER 31, 1995
  Domestic.......................................    $   183.1      $   354.0     $ 1,249.0
  International..................................         29.5           98.4         380.5
                                                        ------         ------    -----------
  Total..........................................    $   212.6      $   452.4     $ 1,629.5
                                                        ------         ------    -----------
                                                        ------         ------    -----------
YEAR ENDED DECEMBER 31, 1994
  Domestic.......................................    $   167.7      $   354.1     $ 1,244.0
  International..................................         23.5           85.2         309.3
                                                        ------         ------    -----------
  Total..........................................    $   191.2      $   439.3     $ 1,553.3
                                                        ------         ------    -----------
                                                        ------         ------    -----------

------------------------

(1) Investment income allocation is based on a formula derived from the invested assets of the Company's business segments.

                                                                     SCHEDULE IV

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                                  REINSURANCE

                   (DOLLARS IN MILLIONS, EXCEPT PERCENTAGES)

                                                                                                            PERCENTAGE
                                                                        CEDED TO      ASSUMED                OF AMOUNT
                                                             GROSS        OTHER     FROM OTHER      NET       ASSUMED
                                                            AMOUNT      COMPANIES    COMPANIES    AMOUNT      TO NET
                                                          -----------  -----------  -----------  ---------  -----------
YEAR ENDED DECEMBER 31, 1996:
  Life insurance in force...............................   $     0.0    $     0.0    $     0.0   $     0.0
                                                               -----   -----------  -----------  ---------
                                                               -----   -----------  -----------  ---------
PREMIUMS:
  Life insurance........................................   $     0.0    $     0.0    $     0.0   $     0.0         0.0%
  Accident and health insurance.........................         0.0          0.0          0.0         0.0         0.0
  Property-liability insurance..........................        34.7        399.0      2,161.0     1,796.7       120.3
  Title insurance.......................................         0.0          0.0          0.0         0.0         0.0
                                                               -----   -----------  -----------  ---------       -----
    Total Premiums......................................   $    34.7    $   399.0    $ 2,161.0   $ 1,796.7       120.3%
                                                               -----   -----------  -----------  ---------       -----
                                                               -----   -----------  -----------  ---------       -----

                                                                                                            PERCENTAGE
                                                                        CEDED TO      ASSUMED                OF AMOUNT
                                                             GROSS        OTHER     FROM OTHER      NET       ASSUMED
                                                            AMOUNT      COMPANIES    COMPANIES    AMOUNT      TO NET
                                                          -----------  -----------  -----------  ---------  -----------
YEAR ENDED DECEMBER 31, 1995:
  Life insurance in force...............................   $     0.0    $     0.0    $     0.0   $     0.0
                                                               -----   -----------  -----------  ---------
                                                               -----   -----------  -----------  ---------
PREMIUMS:
  Life insurance........................................   $     0.0    $     0.0    $     0.0   $     0.0         0.0%
  Accident and health insurance.........................         0.0          0.0          0.0         0.0         0.0
  Property-liability insurance..........................         6.7        392.4      1,916.6     1,530.9       125.2
  Title insurance.......................................         0.0          0.0          0.0         0.0         0.0
                                                               -----   -----------  -----------  ---------       -----
    Total Premiums......................................   $     6.7    $   392.4    $ 1,916.6   $ 1,530.9       125.2%
                                                               -----   -----------  -----------  ---------       -----
                                                               -----   -----------  -----------  ---------       -----

                                                                                                            PERCENTAGE
                                                                        CEDED TO      ASSUMED                OF AMOUNT
                                                             GROSS        OTHER     FROM OTHER      NET       ASSUMED
                                                            AMOUNT      COMPANIES    COMPANIES    AMOUNT      TO NET
                                                          -----------  -----------  -----------  ---------  -----------
YEAR ENDED DECEMBER 31, 1994:
  Life insurance in force...............................   $     0.0    $     0.0    $     0.0   $     0.0
                                                               -----   -----------  -----------  ---------
                                                               -----   -----------  -----------  ---------
PREMIUMS:
  Life insurance........................................   $     0.0    $     0.0    $     0.0   $     0.0         0.0%
  Accident and health insurance.........................         0.0          0.0          0.0         0.0         0.0
  Property-liability insurance..........................         2.3        358.0      1,817.1     1,461.4       124.3
  Title insurance.......................................         0.0          0.0          0.0         0.0         0.0
                                                               -----   -----------  -----------  ---------       -----
    Total Premiums......................................   $     2.3    $   358.0    $ 1,817.1   $ 1,461.4       124.3%
                                                               -----   -----------  -----------  ---------       -----
                                                               -----   -----------  -----------  ---------       -----

                                                                     SCHEDULE VI

                    AMERICAN RE CORPORATION AND SUBSIDIARIES
    SUPPLEMENTAL INFORMATION (FOR PROPERTY-CASUALTY INSURANCE UNDERWRITERS)
                             (DOLLARS IN MILLIONS)

                                                              RESERVES FOR    DISCOUNT,
                                                 DEFERRED     UNPAID CLAIMS    IF ANY
                                                  POLICY       AND CLAIMS     DEDUCTED                                  NET
                                                ACQUISITION    ADJUSTMENT    IN PREVIOUS   UNEARNED      EARNED     INVESTMENT
AFFILIATION WITH REGISTRANT                        COSTS        EXPENSES       COLUMN      PREMIUMS     PREMIUMS      INCOME
---------------------------------------------  -------------  -------------  -----------  -----------  -----------  -----------

YEAR ENDED DECEMBER 31, 1996
(a) Consolidated property-casualty insurance
   entities..................................    $   259.6      $ 4,891.5       Note(1)    $ 1,007.4    $ 1,796.7    $   248.2
(b) Unconsolidated property-casualty
   insurance entities........................
                                                    ------    -------------  -----------  -----------  -----------  -----------
YEAR ENDED DECEMBER 31, 1995
(a) Consolidated property-casualty insurance
   entities..................................    $   235.2      $ 4,790.0       Note(1)    $   858.6    $ 1,530.9    $   222.6
(b) Unconsolidated property-casualty
   insurance entities........................
                                                    ------    -------------  -----------  -----------  -----------  -----------

YEAR ENDED DECEMBER 31, 1994
(a) Consolidated property-casualty insurance
   entities..................................    $   213.5      $ 3,971.9       Note(1)    $   731.5    $ 1,461.4    $   188.7
(b) Unconsolidated property-casualty
   insurance entities........................
                                                    ------    -------------  -----------  -----------  -----------  -----------


                                                 CLAIMS AND CLAIM

                                               ADJUSTMENT EXPENSES
                                                                     AMORTIZATION
                                               INCURRED RELATED TO:   OF DEFERRED    PAID CLAIMS
                                               --------------------     POLICY       AND CLAIMS
                                                CURRENT     PRIOR     ACQUISITION    ADJUSTMENT     PREMIUMS
AFFILIATION WITH REGISTRANT                      YEAR       YEAR         COSTS        EXPENSES       WRITTEN
---------------------------------------------  ---------  ---------  -------------  -------------  -----------
YEAR ENDED DECEMBER 31, 1996
(a) Consolidated property-casualty insurance
   entities..................................  $ 1,167.7  $     0.1    $   235.2      $   910.0     $ 1,902.4
(b) Unconsolidated property-casualty
   insurance entities........................
                                               ---------  ---------       ------         ------    -----------
YEAR ENDED DECEMBER 31, 1995
(a) Consolidated property-casualty insurance
   entities..................................  $   902.3  $   437.9    $   212.6      $   817.5     $ 1,629.5
(b) Unconsolidated property-casualty
   insurance entities........................
                                               ---------  ---------       ------         ------    -----------
YEAR ENDED DECEMBER 31, 1994
(a) Consolidated property-casualty insurance
   entities..................................  $   937.4  $    73.6    $   191.2      $   787.5     $ 1,553.3
(b) Unconsolidated property-casualty
   insurance entities........................
                                               ---------  ---------       ------         ------    -----------

------------------------

(1) Workers' compensation reserves are discounted at 4.5%. The estimated amount of discount is $505.5, $508.8 , and $424.9 as of December 31, 1996, 1995 and
    1994, respectively.

                                INDEX TO EXHIBITS                  Page Number
                                                                  in Sequential
                                                                    Numbering
Exhibit No.                     Description                          System
-----------                     -----------                          ------


2.1 Agreement and Plan of Merger, dated as of August 13, 1996, by and among the Company, Munich Re and Puma Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Munich Re ("Sub"), is incorporated by reference from the Company's Form 8-K, Exhibit 2, as filed with the Securities and Exchange Commission on August 14, 1996.

*2.2 Amendment dated as of October 23, 1996, to the Agreement and Plan of Merger, dated as of August 13, 1996, by and among the Company, Munich Re and Puma Acquisition Corp.

3.1 Restated Certificate of Incorporation of the Company is incorporated by reference from the Company's Form S-1, Registration Statement No. 33-49110, Exhibit 3.1, as filed with the Securities and Exchange Commission on July 1, 1992.

3.2 Certificate of Amendment to the Restated Certificate of Incorporation of the Company is incorporated by reference from Amendment No. 2 to the Company's Form S-1, Registration Statement No. 33-54938, Exhibit 3.3, as filed with the Securities and Exchange Commission on January 25, 1993.

3.3 By-laws of the Company, adopted on November 25, 1996 are incorporated by reference from the Company's Form S-4, Registration No. 333-20663, Exhibit 3.2, as filed with the Securities and Exchange Commission on January 29, 1997.

4.1 Indenture, dated as of December 24, 1996, among the Company and State Street Bank and Trust Company, as Trustee, relating to the 7.45% Senior Notes, Due 2026 is incorporated by reference from the Company's Form S-4, Registration No. 333-20663, Exhibit 4.1, as filed with the Securities and Exchange Commission on January 29, 1997.

4.2 Registration Rights Agreement, dated as of December 24, 1996, among the Company, Goldman, Sachs & Co., Donaldson, Lufkin & Jenrette, Merrill Lynch & Co., J.P. Morgan & Co., Morgan Stanley & Co. Incorporated, Solomon Brothers Inc., Smith Barney Inc. and UBS Securities is incorporated by reference from the Company's Form S-4, Registration No. 333-20663, Exhibit 4.4, as filed with the Securities and Exchange Commission on January 29, 1997.

4.3 Form of Amended and Restated Trust Agreement between the Company and The Bank of New York, as Property Trustee, The Bank of New York (Delaware) as Delaware Trustee, and the Administrative Trustees named therein, relating to the 8 1/2% Cumulative Quarterly Preferred Securities due 2025 (including the form of Preferred Securities), is incorporated by reference from Amendment No. 1 to the Company's Form S-3, Registration Statement No. 33-94558,
        Exhibit 4.2, as filed with the Securities and Exchange Commission on August 21, 1995.

4.4 Form of Indenture between the Company and The Bank of New York, as Debenture Trustee, relating to the 8 1/2% Cumulative Quarterly Preferred Securities due 2025 (including the form of Junior Subordinated Debentures), is incorporated by reference from Amendment No. 1 to the Company's Form S-3, Registration Statement No. 33-94558,
        Exhibit 4.3, as filed with the Securities and Exchange Commission on August 21, 1995.

4.5 Form of Guarantee Agreement between the Company and The Bank of New York, as Guarantee Trustee, relating to the 8 1/2% Cumulative Quarterly Preferred Securities due 2025, is incorporated by reference from Amendment No. 1 to the Company's Form S-3, Registration Statement No. 33-94558,
        Exhibit 4.6, as file with the Securities and Exchange Commission on August 21, 1995.

10.1 Aggregate Excess of Loss Reinsurance Contract No. 2815-0010 dated as of April 6, 1992, between National Indemnity Company and American Re, as amended by Endorsement No. 1 thereto dated as of November 11, 1990 and Endorsement No. 2 thereto dated June 11, 1992 (together with letter of confirmation dated June 11, 1992 between such parties) is incorporated by reference from the Company's Form S-1, Registration Statement No. 33-49110, Exhibit 10.2, as filed with the Securities and Exchange Commission on July 1, 1992.

10.2 Aggregate Excess of Loss Reinsurance Agreement Contract No. 30280 dated as of September 30, 1992 by and between American Re-Insurance Company and The Aetna Casualty and Surety Company is incorporated by reference from the Company's Form 10-K, Exhibit 10.3, as filed with the Securities and Exchange Commission on March 31, 1993.

10.3I American Re-Insurance Company Supplemental Employees Pension Plan for certain employees of American Re-Insurance Company effective January 1, 1985 and as amended and restated as of January 1, 1992 is incorporated by reference from Amendment No. 2 to the Company's Form S-1, Registration Statement No. 33-49110, Exhibit 10.4, as filed with the Securities and Exchange Commission on August 28, 1992.

10.4I American Re-Insurance Company Incentive Compensation Plan for officers and other key employees as amended and in effect October 26, 1990 is incorporated by reference from Amendment No. 2 to the Company's Form S-1, Registration Statement No. 33-49110, Exhibit 10.5, as filed with the Securities and Exchange Commission on August 28, 1992.

10.5I American Re-Insurance Company Supplemental Incentive Savings Plan for certain employees of American Re-Insurance Company as adopted January 29, 1988 is incorporated by reference from Amendment No. 2 to the Company's Form S-1, Registration Statement No. 33-49110, Exhibit 10.8, as filed with the Securities and Exchange Commission on August 28, 1992.

10.6I American Re-Insurance Company Savings Plan for certain employees of American Re-Insurance Company effective October 1, 1992 is incorporated by reference from the Company's Form S-1 Registration Statement, No. 33-54938, Exhibit 10.7, as filed with the Securities and Exchange Commission on November 24, 1992.

10.7 Multiple Line Domestic Quota Share Reinsurance Contract together with endorsements thereto (American Re reference #2815-9001) effective January 1, 1986 between American Re and National Indemnity Company is incorporated by reference from the Amendment No. 2 to the Company's Form S-1 Registration Statement No. 33-54938, Exhibit 10.27 as filed with the Securities and Exchange Commission on January 25, 1993.

10.8I Amended and Restated American Re-Insurance Company Group Incentive Compensation Plan for officers and other key employees; renamed the American Re-Insurance Company Group Senior Executive Compensation Plan, effective as of January 1, 1993, is incorporated by reference from the Company's Form 10-Q, Exhibit 10.8, as filed with the Securities and Exchange Commission on November 15, 1993.

10.9I American Re-Insurance Company Group Executive Incentive Compensation Plan, effective as of January 1, 1993, is incorporated by reference from the Company's Form 10-Q,
        Exhibit 10.9, as filed with the Securities and Exchange Commission on November 15, 1993.

10.10I Amendment of the American Re-Insurance Company Savings Plan, dated November 18, 1993, is incorporated by reference from the Company's Form S-8, Registration Statement No. 33-76374,
        Exhibit 4.22, as filed with the Securities and Exchange Commission on March 11, 1994.

10.11I Amendment of the American Re-Insurance Company Savings Plan dated March 9, 1994 is incorporated by reference from the Company's Form S-8, Registration Statement No. 33-76374,
        Exhibit 4.23, as filed with the Securities and Exchange Commission on March 11, 1994.

10.12I American Re-Insurance Company Savings Plan as amended and restated effective as of January 1, 1994 is incorporated by reference from the Company's Form 10-K, Exhibit 10.36, as filed with the Securities and Exchange Commission on March 31, 1995.

10.13I American Re-Insurance Company Employees Pension Plan as amended and restated effective as of January 1, 1994 is incorporated by reference from the Company's Form 10-K,
        Exhibit 10.37, as filed with the Securities and Exchange Commission on March 31, 1995.

10.14 First Casualty Facultative Excess Reinsurance Agreement between American Re-Insurance and National Indemnity Company effective July 11, 1992 is incorporated by reference from the Company's Form 10-K, Exhibit 10.41, as filed with the Securities and Exchange Commission on March 31, 1995.

10.15 Credit Agreement dated as of January 29, 1996 among the Company, Bank of America National Trust and Savings Association, as Agent, and other Financial Institutions Party thereto is incorporated by reference from the Company's Form 10-K, Exhibit 10.42, as filed with the Securities and Exchange Commission on March 29, 1996.

*10.16I Consulting Agreement dated November 25, 1996 between the
        Company and Edward B. Jobe.

*10.17  Employment Agreement between the Company and Paul H.
        Inderbitzin as of November 25, 1996.

*10.18I Form of Senior Executive Severance & Non-Competition
        Agreement between the Company and certain officers of the Company.

*10.19I Form of Executive Severance & Non-Competition Agreement between the Company and certain officers of the Company.

*10.20I Senior Executive Deferred Compensation Plan.

 16 Form 8-K of the Company is incorporated by reference from the Company's Form 8-K, as filed with the Securities and Exchange Commission on March 27, 1996.

*22.1   Subsidiaries of the Company.

*24     Powers of Attorney

*27     Financial Data Schedule.

*28     Information from reports furnished to state regulatory
        authorities.                                             P
----------
* Filed herewith
I Management contract or compensation plan or arrangement