Form 10-Q
period 1997-03-31
AMERICAN RE CORP
filed 1997-05-14
CIK 889217

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                 -------------

                                   FORM 10-Q

                                 -------------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended March 31, 1997, or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the transition period from       to       .

For the Quarter Ended March 31, 1997            Commission file number 1-11688

                              -----------------

                            AMERICAN RE CORPORATION
               (Exact name of registrant as specified in its charter)
                               ------------------

               DELAWARE                                      13-3672116
-----------------------------------------          ----------------------------
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)

         555 COLLEGE ROAD EAST
         PRINCETON, NEW JERSEY                                08543-5241
 ---------------------------------------                  ----------------
 (Address of principal executive offices)                     (zip code)

                             --------------------

Registrant's telephone number, including area code: (609) 243-4200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

 COMMON STOCK -$.01 PAR VALUE                                    100
------------------------------                        ------------------------
     Description of Class                                Shares Outstanding
                                                         as of May 13, 1997

                             AMERICAN RE CORPORATION
                              Index To Form 10-Q

PART I FINANCIAL INFORMATION

Item 1 -
                                                                     PAGE
                                                                  -----------

 Consolidated balance sheets at March 31, 1997 (unaudited), and
  December 31, 1996...............................................      1

 Consolidated statements of income for the three-month periods ended
  March 31, 1997, and 1996 (unaudited)............................      2

 Consolidated statements of cash flows for the three-month periods
  ended March 31, 1997, and 1996 (unaudited)......................      3


 Notes to consolidated interim financial statements...............      4

Item 2 -

  Management's discussion and analysis of the Company's
   Results of Operations and Financial Condition..................      6

PART II   OTHER INFORMATION.......................................      8

PART I. FINANCIAL INFORMATION


                     AMERICAN RE CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
               (Dollars in millions, except per share amounts)

                                                             (UNAUDITED)
                                                            MARCH 31, 1997  DECEMBER 31, 1996
                                                            --------------  -----------------

Assets:
Investments
 Fixed Maturities
  Bonds available for sale, at fair value (amortized cost:
   March 31, 1997--$3,779.3;December 31, 1996--$3,825.8)...    $  3,763.8       $   3,877.1
  Preferred stock available for sale, at fair value
   (amortized cost: March 31, 1997--$79.5; December 31,
   1996--$69.6)............................................          79.5              69.6
 Equity securities available for sale, at fair value
  (cost: March 31, 1997--$23.0; December 31,
  1996--$11.4)............................................          23.7              13.4
 Other invested assets....................................          16.0              17.5
Cash and cash equivalents.................................         401.7             324.9
                                                            --------------        --------
   Total investments and cash.............................       4,284.7           4,302.5
Accrued investment income.................................          57.3              65.3
Premiums and other receivables............................         900.2             728.2
Deferred policy acquisition costs.........................         279.1             259.6
Reinsurance recoverables on paid and unpaid losses........       1,908.5           1,882.2
Funds held by ceding companies............................         265.9             286.4
Prepaid reinsurance premiums..............................         155.6             134.5
Deferred federal income taxes.............................         117.4              96.4
Other assets..............................................         612.0             648.5
                                                            --------------        --------
   Total assets...........................................    $  8,580.7       $   8,403.6
                                                            --------------        --------
                                                            --------------        --------

Liabilities:
Loss and loss adjustment expense reserves.................       4,895.5           4,891.5
Unearned premium reserve..................................       1,177.3           1,007.4
                                                            --------------        --------
   Total insurance reserves...............................       6,072.8           5,898.9
Loss balances payable.....................................         133.1             125.1
Funds held under reinsurance treaties.....................         205.1             165.2
Senior bank debt..........................................          75.0              75.0
Senior notes..............................................         498.4             498.4
Other liabilities.........................................         413.0             434.0
                                                            --------------        --------
   Total liabilities......................................       7,397.4           7,196.6
                                                            --------------        --------
Company-obligated mandatorily redeemable preferred
  securities of subsidiary trust holding as all of its
  assets Junior Subordinated Debentures...................         237.5             237.5
                                                            --------------        --------
Stockholders' Equity:
Common stock, par value: $0.01 per share; authorized:
  1,000 shares; issued and outstanding:March 31, 1997, and
  December 31, 1996--100 shares...........................        --               --
Additional paid-in capital................................         785.6             785.6
Retained earnings.........................................         214.7             184.8
Net unrealized appreciation (depreciation) of
  investments.............................................          (9.6)             34.7
Net unrealized loss on foreign exchange...................         (44.9)            (35.6)
                                                            --------------        --------
   Total stockholders' equity.............................         945.8             969.5
                                                            --------------        --------
   Total liabilities, Company-obligated mandatorily
    redeemable preferred securities of subsidiary trust and
    stockholders' equity..................................    $  8,580.7       $   8,403.6
                                                            --------------        --------
                                                            --------------        --------

    See accompanying notes to consolidated interim financial statements.

                     AMERICAN RE CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Income
                   (Dollars in millions, except per share amounts)
                                   (unaudited)


                                                                              THREE-MONTH PERIOD
                                                                               ENDED MARCH 31,
                                                                             --------------------
                                                                               1997       1996
                                                                             ---------  ---------

Revenue:
 Premiums written..........................................................  $   613.8  $   513.1
 Change in unearned premium reserve........................................     (151.7)     (97.0)
                                                                             ---------  ---------
  Premiums earned..........................................................      462.1      416.1
 Net investment income.....................................................       65.2       59.1
 Net realized capital gains (losses).......................................       (1.9)       2.1
 Other income..............................................................       10.7       11.3
                                                                             ---------  ---------
     Total revenue.........................................................      536.1      488.6
                                                                             ---------  ---------
Losses and expenses:
  Losses and loss adjustment expenses.......................................      317.2      276.7
  Commission expense........................................................      103.8       74.5
  Operating expense.........................................................       39.4       32.8
  Interest expense..........................................................       11.2       13.7
  Other expense.............................................................       20.8       18.1
                                                                             ---------  ---------
     Total losses and expenses.............................................      492.4      415.8
                                                                             ---------  ---------

     Income before income taxes and distributions on preferred securities of
      subsidiary trust......................................................       43.7       72.8

   Federal and foreign income taxes.........................................       10.5       20.4
                                                                              ---------  ---------

     Income before distributions on preferred securities of
      subsidiary trust......................................................       33.2       52.4

Distributions on preferred securities of subsidiary trust, net of
  applicable income tax of $1.7............................................       (3.3)      (3.3)
                                                                             ---------  ---------

     Net income to common stockholders......................................  $    29.9  $    49.1
                                                                             ---------  ---------
                                                                             ---------  ---------

    See accompanying notes to consolidated interim financial statements.

                  AMERICAN RE CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                            (Dollars in millions)
                                  (unaudited)

                                                                              THREE-MONTH PERIOD
                                                                                 ENDED MARCH 31,
                                                                             --------------------
                                                                               1997       1996
                                                                             ---------  ---------

Cash Flows From Operating Activities:
 Net income................................................................  $    29.9  $    49.1
 Adjustments to reconcile net income to net cash provided by operating activities:

  Decrease in accrued investment income....................................        8.0        8.8

  Increase in premiums and other receivables...............................      (171.9)     (62.6)

  Increase in deferred policy acquisition costs............................       (19.6)     (25.6)

  Increase in insurance reserves...........................................      173.8       142.3

  Increase in current and deferred federal and foreign income tax assets...       11.4        55.5

  Decrease (increase) in other assets and liabilities, net.................       22.5       (45.3)

  Depreciation expense on property and equipment...........................        3.0         2.0

  Decrease (increase) in other, net........................................       10.2        (3.7)
                                                                               -------     -------

   Net cash provided by operating activities...............................       67.3       120.5
                                                                               -------     -------

Cash Flows From Investing Activities:

 Investments available for sale:

  Purchases................................................................     (448.0)     (563.8)

  Maturities...............................................................      119.2       134.6

  Sales....................................................................      347.2       322.2

 Other investments:

  Purchases................................................................       (0.4)       (0.2)

  Sales....................................................................        1.5          --

Cost of additions to property and equipment................................       (6.5)       (4.9)
                                                                               -------      ------
   Net cash provided by (used in) investing activities.....................       13.0      (112.1)
                                                                               -------      ------

Cash Flows From Financing Activities:

 Dividend to common stockholders...........................................        --         (3.8)

 Other capital contributions...............................................        --          4.8
                                                                               -------      ------
   Net cash provided by financing activities...............................        --          1.0
                                                                               -------      ------
Effect of exchange rate changes on cash and cash equivalents...............       (3.5)       (4.6)
                                                                               -------      ------
   Net increase in cash and cash equivalents...............................       76.8         4.8

Cash and cash equivalents, beginning of period.............................      324.9       294.2
                                                                               -------      ------
Cash and cash equivalents, end of period...................................  $   401.7  $   299.0
                                                                               -------      ------
                                                                               -------      ------

See accompanying notes to consolidated interim financial statements.

                             AMERICAN RE CORPORATION
               Notes to Consolidated Interim Financial Statements
                                 March 31, 1997
                 (Dollars in millions, except per share amounts)
                                   (unaudited)

1.  Basis of Presentation

    American Re Corporation ("American Re" or the "Company") primarily acts as the holding company for American Re-Insurance Company ("American Re-Insurance"), currently the second largest property and casualty reinsurance company in the United States, based on 1996 premiums written. American Re-Insurance underwrites property and casualty reinsurance on a direct basis in both the domestic and international markets.

    The Company is a wholly-owned subsidiary of Munich Reinsurance Company ("Munich Re"), a company organized under the laws of Germany. Munich Re is the world's largest reinsurance company, based on 1995 net premiums written, according to Business Insurance.

    The information for the interim periods ended March 31, 1997, and 1996, is unaudited. The interim consolidated financial statements have been prepared on the basis of generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. Intercompany accounts and transactions have been eliminated. These financial statements should be read in conjunction with the financial statements and related notes in the Company's 1996 Form 10-K.

2.  Reinsurance

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

                                             Three-month period ended March 31,

                                                     1997           1996
                                                    ----------------------
   Premiums written
    Direct . . . . . . . . . . . . . . . . . . .     $ 33.9          $ 3.2
    Assumed. . . . . . . . . . . . . . . . . . .      690.3          646.6
    Ceded. . . . . . . . . . . . . . . . . . . .    (110.4)        (136.7)
                                                    -------        -------
    Net. . . . . . . . . . . . . . . . . . . . .      613.8          513.1
                                                    -------        -------
                                                    -------        -------

   Premiums earned

    Direct . . . . . . . . . . . . . . . . . . .       23.5            2.6
    Assumed. . . . . . . . . . . . . . . . . . .      516.3          506.4
    Ceded. . . . . . . . . . . . . . . . . . . .     (77.7)         (92.9)
                                                    -------        -------
    Net. . . . . . . . . . . . . . . . . . . . .      462.1          416.1
                                                    -------        -------
                                                    -------        -------

   Losses incurred. . . . . . . . . . . . . . .
    Direct . . . . . . . . . . . . . . . . . . .       13.7         (10.3)
    Assumed. . . . . . . . . . . . . . . . . . .      304.7          310.3
    Ceded. . . . . . . . . . . . . . . . . . . .      (1.1)         (23.3)
                                                    -------        -------

    Net. . . . . . . . . . . . . . . . . . . . .     $317.2         $276.7
                                                    -------        -------
                                                    -------        -------

MANAGEMENTS' DISCUSSION AND ANALYSIS OF THE COMPANY'S RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Quarter Ended March 31, 1997, Compared with Quarter Ended March 31, 1996

    The Company's net premiums written increased 19.6% to $613.8 million for the quarter ended March 31, 1997, from $513.1 million for the same period in 1996. The increase in net premiums written was primarily attributable to a 18.4% increase in total treaty net premiums written to $502.8 million for the first quarter of 1997 from $424.6 million for the same period in 1996. This was due to an increase in treaty finite risk premiums of 103.1% to $188.0 million for the first quarter of 1997 from $92.6 million for the same period in 1996, partially offset by a decrease in traditional treaty premiums written. The increase in treaty finite risk premiums was primarily attributable to the Company's Domestic Insurance Company Operations, which increased 84.4% to $133.3 million for the first quarter of 1997, from $72.3 million for the same period in 1996, and the Company's International Operations, which increased to $53.7 million for the first quarter of 1997, from $20.8 million for the same period in 1996. This growth resulted from both expanding existing business and adding new accounts. Facultative net premiums written increased 25.4% to $111.0 million for the first quarter of 1997 from $88.5 million for the same period in 1996. Accounting for this increase was the Company's alternative market operations, or Am-Re Managers, Inc., ("ARMI"), whose facultative net premiums written increased 87.1% to $52.1 million for the first quarter of 1997 from $27.8 million for the same period in 1996.

    The Company's net premiums earned increased 11.0% to $462.1 million for the quarter ended March 31, 1997, from $416.1 million for the same period in 1996. The increase in premiums earned was primarily attributable to the increase in premiums written in the first quarter of 1997, partially offset by the timing of premiums earned on business in force.

    Net losses and LAE incurred increased 14.7% to $317.2 million for the quarter ended March 31, 1997, from $276.7 million for the same period in 1996. This increase was primarily attributable to the increase in earned premium exposures in the first quarter of 1997, in addition to the increases in finite risk excess of loss premiums earned, which generally carry a higher loss ratio.

    Underwriting expense, consisting of commission expense plus operating expense, increased 33.5% to $143.2 million for the quarter ended March 31, 1997, from $107.3 million for the same period in 1996. This increase was due to a 39.4% increase in commission expense to $103.8 million for the first quarter of 1997 from $74.5 million for the same period in 1996. This increase was partially due to the increase in premiums earned in the first quarter of 1997, in addition to a $8.4 million decrease in commission expenses capitalized to deferred policy acquisition costs in the first quarter of 1997, as compared to the same period in 1996. Operating expenses increased 20.1% to $39.4 million for the first quarter of 1997 from $32.8 million for the first quarter of 1996. This increase is primarily the result of increased overhead costs and the costs associated with the Company's investment in new technologies initiative.

    The Company experienced an underwriting gain (net premiums earned minus losses and LAE incurred and underwriting expenses) of $1.7 million for the quarter ended March 31, 1997, compared to an underwriting gain of $32.2 million for the same period in 1996. The change in the underwriting result was primarily attributable to the increases in losses and LAE and underwriting expenses. On a GAAP basis, the Company's loss ratio increased to 68.6% for the first quarter of 1997 from 66.5% for the same period in 1996, while the underwriting expense ratio increased to 31.0% for the first quarter of 1997 from 25.8% for the same period in 1996. As a result of these increases, the combined ratio for the quarter ended March 31, 1997, increased to 99.6% from 92.3% for the same period in 1996.

    Pre-tax net investment income increased 10.2% to $65.2 million for the quarter ended March 31, 1997, from $59.1 million for the same period in 1996. This increase was primarily attributable to an increase in the invested asset base. The Company's after-tax net investment income increased by 7.2% to $47.4 million for the quarter ended March 31, 1997, from $44.2 million for the same period in 1996. The increase in after-tax net investment income was less than the increase in pre-tax net investment income due to the Company's decision to continue to increase the percentage of taxable fixed maturity investments in its portfolio, based on tax planning considerations.

    The Company's interest expense decreased by 18.2% to $11.2 million for the quarter ended March 31, 1997, from $13.7 million for the same period in 1996. This decrease was primarily attributable to the lower interest rate accrued on the senior notes during the 1997 period, as compared to that of the senior subordinated debt during the 1996 period. In December 1996, the Company sold 7.45% Senior Notes, and in turn defeased in-substance its existing issue of 10-7/8% Senior Subordinated Debentures.

    The Company realized net capital losses of $1.9 million for the quarter ended March 31, 1997, compared to net capital gains of $2.1 million for the same period in 1996. This change was primarily due to the $3.5 million write-down of a preferred stock holding, as the decline in fair value of this security is considered to be other than temporary. In addition, there was a $0.5 million decrease in net capital gains realized on bonds sold in the first quarter of 1997, as compared to the same period of 1996.

    Other income decreased by 5.1% to $10.7 million for the quarter ended March 31, 1997, from $11.3 million for the same period in 1996. The decrease in the 1997 period was attributable to a decrease in fee subsidiary revenue of $0.7 million. Other expenses increased by 15.3% to $20.8 million for the first quarter of 1997 from $18.1 million for the same period in 1996. The increase in the 1997 period was primarily attributable to employment severance expenses.

    Income before income taxes and distributions on preferred securities decreased by 40.1% to $43.7 million for the quarter ended March 31, 1997, from $72.8 million for the same period in 1996. Federal and foreign income taxes decreased by 48.7% to $10.5 million for the quarter ended March 31, 1997, from $20.4 million for the same period in 1996.

    The Company recognized an after-tax charge of $3.3 million for each of the three-month periods ended March 31, 1997 and 1996, representing the Company's minority interest in the earnings of American Re Capital, a single-purpose wholly owned subsidiary trust. The charge is due to the distributions incurred by American Re Capital on the Cumulative Quarterly Income Preferred Securities ("QUIPS").

    Net income to common stockholders decreased 39.2% to $29.9 million for the quarter ended March 31, 1997, from $49.1 million for the same period in 1996.

Financial Condition

    Total consolidated assets increased by 2.1% to $8,580.7 million at March 31, 1997, from $8,403.6 million at December 31, 1996. This increase was primarily due to an increase in premiums due and other receivables of $171.9 million.

    The total financial statement value of investments and cash decreased 0.4% to $4,284.7 million at March 31, 1997, from $4,302.5 million at December 31, 1996, primarily due to a decrease in the fair value of investments held. The Company's bond and short-term investment portfolio, which represented 92.6% of the total financial statement value of cash and investments, had an average Standard and Poor's quality rating of AA+, which remained unchanged from December 31, 1996. The financial statement value of the investment portfolio at March 31, 1997, included a net decrease from amortized cost to fair value of $14.7 million for debt and equity investments, compared to a net increase of $53.4 million at December 31, 1996. At March 31, 1997, the Company recognized a cumulative unrealized loss of $9.6 million due to the net adjustment to fair value on debt and equity investments, after applicable income tax effects, which was reflected as a separate component of stockholders' equity. This represents a net decrease to stockholders' equity of $44.3 million from the cumulative unrealized gain on debt and equity securities of $34.7 million recognized at December 31, 1996.

    Total consolidated liabilities increased by 2.8% to $7,397.4 million at March 31, 1997, from $7,196.6 million at December 31, 1996. This increase was primarily due to increases in unearned premium reserves of $169.9 million and funds held under reinsurance treaties of $39.9 million.

    Common stockholders' equity decreased 2.4% to $945.8 million at March 31, 1997, from $969.5 million at December 31, 1996. This decrease was primarily attributable to the net market depreciation of $44.3 million on debt and equity securities, after applicable income tax effect, and net unrealized loss on foreign exchange of $9.3 million, offset by net income of $29.9 million.

    The Company's insurance/reinsurance subsidiaries' statutory surplus decreased to $1,264.2 million at March 31, 1997, from $1,272.4 million at December 31, 1996. Operating leverage, as measured by such subsidiaries' premiums-to-surplus ratio, on an annualized basis was 1.59 to 1 and 1.50 to 1 at March 31, 1997, and December 31, 1996, respectively.

Liquidity and Capital Resources

     The Company is an insurance holding company whose only material investment is in the capital stock of American Re-Insurance. The Company is dependent on dividends and tax allocation payments, primarily from American Re-Insurance, to meet its short- and long-term liquidity requirements, including its debt service obligations.

    The Company's cash flow from operations may be influenced by a variety of other factors, including cyclical changes in the property and casualty reinsurance market, insurance regulatory initiatives, and changes in general economic conditions. Liquidity requirements are met on a short- and long-term basis by funds provided by operations and from the maturity and the sale of investments. Cash provided by operations primarily consists of premiums collected, investment income, and reinsurance recoverable balances collected, less paid claims (including payments made to commute or settle reinsurance arrangements), retrocession payments, underwriting and interest expenses, QUIPS distributions, and income tax payments. Cash flows provided by operations for the Company were $67.3 million for the three month period ended March 31, 1997, down from $120.5 million for the same period in 1996. This decrease was primarily due to the timing of collections of premium balances due during the three month period ended March 31, 1997, as compared to the same period in 1996.

    Cash and cash equivalents were $401.7 million and $324.9 million at March 31, 1997, and December 31, 1996, respectively. Cash and short-term investments are maintained for liquidity purposes and represented 9.4% of total financial statement investments and cash on both such dates.

PART II.  OTHER INFORMATION


                             AMERICAN RE CORPORATION


Items 1 - 5 have been omitted as they are either inapplicable or the answer is negative.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 27 - Financial Data Schedule is filed as part of this report.

    (b) A report on Form 8-K was filed on March 27, 1997 pertaining to the dismissal of Deloitte & Touche LLP as the Company's principal independent accountants and the engagement of KPMG Peat Marwick LLP in such capacity.

                            AMERICAN RE CORPORATION
                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           AMERICAN RE CORPORATION
                                                (Registrant)

                                            /S/ ROBERT K. BURGESS
                                       ---------------------------------
                                              Robert K. Burgess
                                           Duly Authorized Officer,
                                          Executive Vice President,
                                        General Counsel, and Secretary

                                       /S/ GEORGE T. O'SHAUGHNESSY, JR.
                                       ---------------------------------
                                         George T. O'Shaughnessy, Jr.
                                          Senior Vice President and
                                    Chief Financial and Accounting Officer

Dated: May 13, 1997