Form 10-Q
period 1997-06-30
AMERICAN RE CORP
filed 1997-08-14
CIK 889217

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549
                                      -----------

                                       FORM 10-Q

                                      -----------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended June 30, 1997, or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 for the transition period from _______ to _______.

For the Quarter Ended June 30, 1997         Commission file number 1-11688
                      -------------                                -------

                                      -----------

                               AMERICAN RE CORPORATION
                (Exact name of registrant as specified in its charter)

                                      -----------

         Delaware                                  13-3672116
-----------------------------------       -----------------------------------
    (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)               Identification No.)

    555 College Road East
     Princeton, New Jersey                        08543-5241
-----------------------------------       -----------------------------------
(Address of principal executive offices)         (zip code)


                                      -----------
Registrant's telephone number, including area code:  (609) 243-4200
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                    ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock -$.01 par value                          149.49712
-----------------------------------       -----------------------------------
    Description of Class                         Shares Outstanding
                                                 as of August 13, 1997

                               AMERICAN RE CORPORATION

                                  Index To Form 10-Q


PART I   FINANCIAL INFORMATION

    Item 1 -
                                                                     Page
         Consolidated balance sheets at June 30, 1997 (unaudited),
         and December 31, 1996.....................................    1

         Consolidated statements of income for the three-month and
         six-month periods ended June 30, 1997, and 1996 (unaudited)   2

         Consolidated statements of cash flows for the six-month
         periods ended June 30, 1997, and 1996 (unaudited).........    3

         Notes to consolidated interim financial statements........    4

    Item 2 -

         Management's discussion and analysis of
         the Company's Results of Operations and Financial Condition   6


PART II  OTHER INFORMATION                                            12

PART I. FINANCIAL INFORMATION

                    AMERICAN RE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                   (UNAUDITED)
                                                                                  JUNE 30, 1997  DECEMBER 31, 1996
                                                                                  -------------  -----------------
ASSETS:
Investments
  Fixed Maturities
    Bonds available for sale, at fair value (amortized cost: June 30, 1997--
      $3,822.2; December 31, 1996 - $3,825.8)...................................   $   3,868.5      $   3,877.1
    Preferred stock available for sale, at fair value (amortized cost: June 30,
        1997--$69.5; December 31, 1996--$69.6)..................................          69.5             69.6
  Equity securities available for sale, at fair value (cost: June 30, 1997--
    $27.8; December 31, 1996--$11.4)............................................          28.4             13.4
  Other invested assets.........................................................          16.1             17.5
Cash and cash equivalents.......................................................         318.7            324.9
                                                                                  -------------        --------
        Total investments and cash..............................................       4,301.2          4,302.5
Accrued investment income.......................................................          63.4             65.3
Premiums and other receivables..................................................         906.8            728.2
Deferred policy acquisition costs...............................................         283.7            259.6
Reinsurance recoverables on paid and unpaid losses..............................       1,908.6          1,882.2
Funds held by ceding companies..................................................         294.9            286.4
Prepaid reinsurance premiums....................................................         141.0            134.5
Deferred federal income taxes...................................................         107.2             96.4
Other assets....................................................................         619.4            648.5
                                                                                  -------------        --------
        Total assets............................................................   $   8,626.2      $   8,403.6
                                                                                  -------------        --------
                                                                                  -------------        --------
LIABILITIES:
Loss and loss adjustment expense reserves.......................................       4,936.1          4,891.5
Unearned premium reserve........................................................       1,125.2          1,007.4
                                                                                  -------------        --------
        Total insurance reserves................................................       6,061.3          5,898.9
Loss balances payable...........................................................         159.2            125.1
Funds held under reinsurance treaties...........................................         225.9            165.2
Senior bank debt................................................................          75.0             75.0
Senior notes....................................................................         498.4            498.4
Other liabilities...............................................................         382.4            434.0
                                                                                  -------------        --------
        Total liabilities.......................................................       7,402.2          7,196.6
                                                                                  -------------        --------
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding as all of its assets
  Junior Subordinated Debentures................................................         237.5            237.5
                                                                                  -------------        --------
STOCKHOLDERS' EQUITY:
Common stock, par value: $0.01 per share; authorized: 1,000 shares; issued and
  outstanding: June 30, 1997, and December 31, 1996--100 shares.................       --               --
Additional paid-in capital......................................................         785.6            785.6
Retained earnings...............................................................         207.1            184.8
Net unrealized appreciation of investments......................................          30.5             34.7
Net unrealized loss on foreign exchange.........................................         (36.7)           (35.6)
                                                                                  -------------        --------
        Total stockholders' equity..............................................         986.5            969.5
                                                                                  -------------        --------
        Total liabilities, Company-obligated mandatorily redeemable preferred
        securities of subsidiary trust and stockholders' equity.................   $   8,626.2      $   8,403.6
                                                                                  -------------        --------
                                                                                  -------------        --------

    See accompanying notes to consolidated interim financial statements.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                 (Dollars in millions, except per share amounts)
                                   (unaudited)


                                                                           THREE-MONTH PERIOD     SIX-MONTH PERIOD
                                                                             ENDED JUNE 30,        ENDED JUNE 30,
                                                                          --------------------  --------------------
                                                                            1997       1996       1997       1996
                                                                          ---------  ---------  ---------  ---------
REVENUE:
  Premiums written......................................................  $   442.0  $   452.5  $ 1,055.8  $   965.5
  Change in unearned premium reserve....................................       37.6       (8.8)    (114.1)    (105.7)
                                                                          ---------  ---------  ---------  ---------
    Premiums earned.....................................................      479.6      443.7      941.7      859.8
  Net investment income.................................................       66.0       60.8      131.1      120.0
  Net realized capital gains (losses)...................................       (0.1)      (0.8)      (2.0)       1.2
  Other income..........................................................       12.5       11.8       23.3       23.1
                                                                          ---------  ---------  ---------  ---------
    Total revenue.......................................................      558.0      515.5    1,094.1    1,004.1
                                                                          ---------  ---------  ---------  ---------


LOSSES AND EXPENSES:
  Losses and loss adjustment expenses...................................      331.6      291.9      648.8      568.6
  Commission expense....................................................      108.1       84.7      212.0      159.2
  Operating expense.....................................................       50.2       35.6       89.6       68.3
  Interest expense......................................................       10.5       13.4       21.6       27.1
  Other expense.........................................................       68.6       18.3       89.4       36.4
                                                                          ---------  ---------  ---------  ---------
    Total losses and expenses...........................................      569.0      443.9    1,061.4      859.6
                                                                          ---------  ---------  ---------  ---------
    Income before income taxes and distributions on preferred
      securities of subsidiary trust....................................      (11.0)      71.6       32.7      144.5
  Federal and foreign income taxes......................................       (6.7)      19.9        3.8       40.4
                                                                          ---------  ---------  ---------  ---------
    Income before distributions on preferred securities of
      subsidiary trust..................................................       (4.3)      51.7       28.9      104.1
  Distributions on preferred securities of subsidiary trust,
    net of applicable income tax of $1.7 and $3.5, respectively.........       (3.3)      (3.3)      (6.6)      (6.6)
                                                                          ---------  ---------  ---------  ---------
    Net income (loss) to common stockholders............................  $    (7.6) $    48.4  $    22.3  $    97.5
                                                                          ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------

See accompanying notes to consolidated interim financial statements.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                            (Dollars in millions)
                                 (unaudited)

                                                                SIX-MONTH PERIOD ENDED
                                                                        JUNE 30,
                                                                  1997          1996
                                                                 -------       -------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...............................................      $ 22.3        $ 97.5
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Decrease in accrued investment income...................        1.9           3.9
    Increase in premiums and other receivables..............     (178.6)       (129.6)
    Increase in deferred policy acquisition costs...........      (24.1)        (33.1)
    Increase in insurance reserves..........................      162.3         225.2
    Increase (decrease) in current and deferred federal
      and foreign income tax assets.........................      (11.4)         59.9
    Decrease (increase) in other assets and liabilities, net       44.5         (43.8)
    Depreciation expense on property and equipment..........        4.6           3.9
    Write-off of property and equipment.....................       22.7            --
    Decrease (increase) in other, net.......................       25.2          (3.1)
                                                                --------     ---------
        Net cash provided by operating activities...........       69.4         180.8
                                                                --------     ---------
Cash Flows From Investing Activities:
  Investments available for sale:
    Purchases...............................................     (969.7)     (1,015.7)
    Maturities..............................................      223.3         189.6
    Sales...................................................      720.9         580.5
  Other investments:
    Purchases...............................................       (0.7)         (0.6)
    Sales...................................................        1.5            --
  Cost of additions to property and equipment...............      (11.3)         (8.9)
                                                                --------     ---------
      Net cash used in investing activities.................      (36.0)       (255.1)
                                                                --------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividend to common stockholders...........................         --          (9.0)
  Repayment of loan from parent company.....................      (35.9)           --
  Other capital contributions...............................         --           4.9
                                                                --------     ---------
    Net cash used in financing activities...................      (35.9)         (4.1)
                                                                --------     ---------
Effect of exchange rate changes on cash and cash
 equivalents................................................       (3.7)         (3.4)
                                                                --------     ---------
    Net decrease in cash and cash equivalents...............       (6.2)        (81.8)
Cash and cash equivalents, beginning of period..............      324.9         294.2
                                                                --------     ---------
Cash and cash equivalents, end of period....................     $318.7        $212.4
                                                                --------     ---------
                                                                --------     ---------

See accompanying notes to consolidated interim financial statements.

                                AMERICAN RE CORPORATION
                  Notes to Consolidated Interim Financial Statements
                                    June 30, 1997
                   (Dollars in millions, except per share amounts)
                                     (unaudited)

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

    At June 30, 1997, the Company was a wholly-owned subsidiary of Munich Reinsurance Company ("Munich Re"), a company organized under the laws of Germany. (See Note 3 -"Subsequent Event".) Munich Re is the world's largest reinsurance company, based on 1995 net premiums written, according to Business Insurance.

    The information for the interim periods ended June 30, 1997, and 1996, is unaudited. The interim consolidated financial statements have been prepared on the basis of generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. Intercompany accounts and transactions have been eliminated. These financial statements should be read in conjunction with the financial statements and related notes in the Company's 1996 Form 10-K.

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

                                 Three-month period    Six-month period
                                   ended June 30,        ended June 30,
                                 1997        1996       1997       1996
                               --------    --------   --------   --------
    Premiums written
      Direct...............    $  31.2      $  4.4     $  65.1     $  7.6
      Assumed..............      520.6       542.3     1,210.9    1,188.9
      Ceded................     (109.8)      (94.2)     (220.2)    (231.0)
                               --------    --------   --------   --------
      Net..................      442.0       452.5     1,055.8      965.5
                               --------    --------   --------   --------
                               --------    --------   --------   --------

    Premiums earned
      Direct...............       35.5         3.5        59.0        6.1
      Assumed..............      582.6       554.1     1,098.9    1,060.5
      Ceded................     (138.5)     (113.9)     (216.2)    (206.8)
                               --------    --------   --------   --------
      Net..................      479.6       443.7       941.7      859.8
                               --------    --------   --------   --------
                               --------    --------   --------   --------

    Losses incurred
      Direct...............       33.8        (0.3)       47.5      (10.6)
      Assumed..............      388.2       371.1       692.8      681.4
      Ceded................      (90.4)      (78.9)      (91.5)    (102.2)
                               --------    --------   --------   --------
      Net..................   $  331.6    $  291.9       648.8      568.6
                               --------    --------   --------   --------
                               --------    --------   --------   --------

                               AMERICAN RE CORPORATION
                  Notes to Consolidated Interim Financial Statements
                                    June 30, 1997
                    (Dollars in millions, except per share amounts)
                                     (unaudited)



3.  SUBSEQUENT EVENT

    On July 1, 1997, American Re, and its parent company, Munich Re, completed the merger of Munich American Reinsurance Company ("MARC") into American Re-Insurance, the principal reinsurance subsidiary of American Re (the "Merger"). Prior to the Merger, MARC was owned 50% by Munich Re, 40% by Allianz Aktiengesellschaft and 10% by VICTORIA Versicherung AG. In addition, on July 3, 1997, Munich Re contributed the assets and liabilities of its U.S. Branch to American Re-Insurance in exchange for additional shares of American Re. As a result of these transactions, the minority interests in MARC held by Allianz Aktiengesellschaft and VICTORIA Versicherung AG were exchanged for minority interests in American Re common stock equal to less than 9% on an aggregate basis, and Munich Re continues to own over 91% of the outstanding common stock of American Re. As a result of these transactions, American Re-Insurance had, on a pro forma basis, statutory net premiums written of $1,469.6 million for the six months ended June 30, 1997, compared to $1,303.4 million for the 1996 period. The pro forma statutory combined ratio of the companies was 101.6% million for the six months ended June 30, 1997, compared to 97.3% million for the 1996 period. At June 30, 1997, pro forma statutory admitted assets were $9,038.8 million and pro forma statutory surplus was $2,161.1 million, compared to $8,622.0 million and $2,178.1 million, respectively, at December 31, 1996.

MANAGEMENT'S' DISCUSSION AND ANALYSIS OF THE COMPANY'S RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

EXCEPT AS EXPRESSLY INDICATED BELOW, THE FOLLOWING DISCUSSION DOES NOT REFLECT THE TRANSACTION REFERRED TO IN FOOTNOTE 3 TO THE NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1997, COMPARED WITH QUARTER ENDED JUNE 30, 1996

    The Company's net premiums written decreased 2.3% to $442.0 million for the quarter ended June 30, 1997, from $452.5 million for the same period in 1996. The decrease in net premiums written was primarily attributable to a 13.7% decrease in facultative net premiums written to $109.5 million for the second quarter of 1997 from $126.9 million for the same period in 1996. The Company's Domestic Insurance Company Operations ("DICO"), facultative net premiums written decreased 18.8% to $68.3 million for the second quarter of 1997 from $84.1 million for the same period in 1996. This decrease was primarily attributable to increased retrocessional costs, in addition to what the Company perceives to be deteriorating market conditions in the facultative market in the 1997 period. The decrease in facultative net premiums written was offset by a 2.1% increase in total treaty net premiums written to $332.5 million for the second quarter of 1997 from $325.6 million for the same period in 1996.

    The Company's net premiums earned increased 8.1% to $479.6 million for the quarter ended June 30, 1997, from $443.7 million for the same period in 1996. The increase in premiums earned was primarily attributable to the timing of premiums earned on business in force.

    Net losses and LAE incurred increased 13.6% to $331.6 million for the quarter ended June 30, 1997, from $291.1 million for the same period in 1996. This increase was primarily attributable to the increase in earned premium exposures in the second quarter of 1997, higher losses associated with such exposures, and a decrease in facultative premiums earned in the 1997 period, which carries a lower overall loss ratio than treaty.

    Underwriting expense, consisting of commission expense plus operating expense, increased 31.7% to $158.3 million for the quarter ended June 30, 1997, from $120.3 million for the same period in 1996. This increase was due to a 27.7% increase in commission expense to $108.1 million for the second quarter of 1997 from $84.7 million for the same period in 1996. This increase was partially due to the increase in premiums earned in the second quarter of 1997, and a higher overall commission rate on treaty business during the second quarter of 1997 compared to the 1996 period, in particular on new business written. Operating expenses increased 41.2% to $50.2 million for the second quarter of 1997 from $35.6 million for the second quarter of 1996. This increase is primarily the result of increased overhead costs, and the costs associated with the Company's ongoing information systems and process re-engineering effort.

    The Company experienced an underwriting loss (net premiums earned minus losses and LAE incurred and underwriting expenses) of $10.3 million for the quarter ended June 30, 1997, compared to an underwriting gain of $31.5 million for the same period in 1996.
The change in the underwriting result was primarily attributable to the increases in losses and LAE and underwriting expenses. As a result of the above, the Company's loss ratio increased to 69.1% for the second quarter of 1997 from 65.8% for the same period in 1996, while the underwriting expense ratio increased to 33.1% for the second quarter of 1997 from 27.1% for the same period in 1996. The combined ratio for the quarter ended June 30, 1997, increased to 102.2% from 92.9% for the same period in 1996.

    Pre-tax net investment income increased 8.4% to $66.0 million for the quarter ended June 30,

1997, from $60.8 million for the same period in 1996. This increase was primarily attributable to an increase in the invested asset base for the comparative periods. The Company's after-tax net investment income increased by 5.3% to $47.5 million for the quarter ended June 30, 1997, from $45.1 million for the same period in 1996. The increase in after-tax net investment income was less than the increase in pre-tax net investment income due to the Company's decision to continue to increase the percentage of taxable fixed maturity investments in its portfolio, based on tax planning considerations.

    The Company's interest expense decreased by 21.7% to $10.5 million for the quarter ended June 30, 1997, from $13.4 million for the same period in 1996. This decrease was primarily attributable to the lower interest rate on the senior notes outstanding during the 1997 period, as compared to that of the senior subordinated debt outstanding during the 1996 period. In December 1996, the Company sold 7.45% Senior Notes, and in-substance defeased its existing issue of 10-7/8% Senior Subordinated Debentures.

    The Company realized net capital losses of $0.1 million for the quarter ended June 30, 1997, compared to net capital losses of $0.8 million for the same period in 1996. This change was primarily due to net capital gains of $1.2 million realized on bonds sold in the second quarter of 1997, as compared to net capital losses of $0.8 million for same period of 1996, offset by net capital losses of $1.0 million realized on preferred stocks sold in the second quarter of 1997.

    Other income increased by 5.9% to $12.5 million for the quarter ended June 30, 1997, from $11.8 million for the same period in 1996. The increase in the 1997 period was attributable to an increase in fee subsidiary revenue of $0.4 million. Other expenses increased to $68.6 million for the second quarter of 1997 from $18.3 million for the same period in 1996. The increase in the 1997 period was primarily attributable to one-time charges of $36.0 million associated with write-off of the value of data processing and related equipment, and lease-related expenses. The Company also recognized one-time employment severance and other personnel-related charges of $6.2 million in the 1997 period. In addition to these one-time charges, the Company also incurred an expense of $10.1 million related to a new long-term incentive compensation program established in the 1997 period; there was no similar program in effect in the 1996 period.

    The Company incurred a loss before income taxes and distributions on preferred securities of $11.0 million for the quarter ended June 30, 1997, compared to income of $71.6 million for the same period in 1996. This resulted in federal and foreign income tax benefits of $6.7 million for the quarter ended June 30, 1997, compared to tax expenses of $19.9 million for the same period in 1996.

    The Company recognized an after-tax charge of $3.3 million for each of the three-month periods ended June 30, 1997 and 1996, representing the Company's minority interest in the earnings of American Re Capital, a single-purpose wholly owned subsidiary trust. The charge is due to the distributions incurred by American Re Capital on the Cumulative Quarterly Income Preferred Securities ("QUIPS").

    The Company experienced a net loss to common stockholders of $7.6 million for the quarter ended June 30, 1997, compared to net income of $48.4 million for the same period in 1996.

SIX MONTHS ENDED JUNE 30, 1997, COMPARED WITH SIX MONTHS ENDED JUNE
30, 1996

    The Company's net premiums written increased 9.4% to $1,055.8 million for the six months ended June 30, 1997, from $965.5 million for the same period in 1996. The increase in net premiums written was primarily attributable to an increase in treaty net premiums written of 11.4% to $835.3 million for the six months ended June 30, 1997 from $750.0 million for the same period in 1996. This was due to increases in both traditional treaty and treaty finite risk premium writings. The increase in traditional treaty premiums was primarily attributable to DICO, which increased 10.8% to $384.5 million for the six months ended June 30, 1997, from $347.0 million for the same period in 1996. The increase in treaty finite risk premiums was also attributable to DICO, which increased 15.7% to $151.8 million for the six months ended June 30, 1997, from $131.2 million for the same period in 1996, and the Company's International Operations, which increased to $66.7 million for the six months ended June 30, 1997, from $43.2 million for the same period in 1996. This growth resulted from both expanding existing business and adding new accounts.

Facultative net premiums written increased 2.3% to $220.5 million for the six months ended June 30, 1997, from $215.5 million for the same period in 1996. Accounting for this increase was the Company's alternative market operations, or Am-Re Managers, Inc., ("ARMI"), whose facultative net premiums written increased 41.4% to $89.1 million for the six months ended June 30, 1997 from $63.0 million for the same period in 1996, offset by DICO's 14.6% decrease in facultative net premiums written to $120.4 million for the six months ended June 30, 1997, from $141.0 million for the same period in 1996.

    The Company's net premiums earned increased 9.5% to $941.7 million for the six months ended June 30, 1997, from $859.8 million for the same period in 1996. The increase in premiums earned was primarily attributable to the increase in premiums written in the six months ended June 30, 1997, and the timing of premiums earned on business in force.

    Net losses and LAE incurred increased 14.1% to $648.8 million for the six months ended June 30, 1997, from $568.6 million for the same period in 1996. This increase was primarily attributable to the increase in earned premium exposures in the six months ended June 30, 1997, higher losses associated with such exposures, and a decrease in facultative premiums earned, which carries a lower overall loss ratio than treaty.

    Underwriting expense, consisting of commission expense plus operating expense, increased 32.6% to $301.6 million for the six months ended June 30, 1997, from $227.5 million for the same period in 1996. This increase was due to a 33.2% increase in commission expense to $212.0 million for the six months ended June 30, 1997, from $159.2 million for the same period in 1996. This increase was partially due to the increase in premiums earned in the six months ended June 30, 1997, and a higher overall commission rate on treaty business during the second quarter of 1997 compared to the 1996 period, especially on new business written. Operating expenses increased 31.1% to $89.6 million for the six months ended June 30, 1997 from $68.3 million for the six months of 1996. This increase is primarily the result of increased overhead costs, and the costs associated with the Company's ongoing information systems and process re-engineering effort.

    The Company experienced an underwriting loss (net premiums earned minus losses and LAE incurred and underwriting expenses) of $8.8 million for the six months ended June 30, 1997, compared to an underwriting gain of $63.7 million for the same period in 1996. The change in the underwriting result was primarily attributable to the increases in losses and LAE and underwriting expenses. As a result of the above, the Company's loss ratio increased to 68.9% for the six months ended June 30, 1997 from 66.1% for the same period in 1996, while the underwriting expense ratio increased to 32.0% for the six months ended June 30, 1997 from 26.4% for the same period in 1996. The combined ratio for the six months ended June 30, 1997, increased to 100.9% from 92.5% for the same period in 1996.

    Pre-tax net investment income increased 9.3% to $131.1 million for the six months ended June 30, 1997, from $120.0 million for the same period in 1996. This increase was primarily attributable to an increase in the invested asset base for the comparative periods. The Company's after-tax net investment income increased by 6.2% to $94.8 million for the six months ended June 30, 1997, from $89.3 million for the same period in 1996. The increase in after-tax net investment income was less than the increase in pre-tax net investment income due to the Company's decision to continue to increase the percentage of taxable fixed maturity investments in its portfolio, based on tax planning considerations.

    The Company's interest expense decreased by 20.1% to $21.6 million for the six months ended June 30, 1997, from $27.1 million for the same period in 1996. This decrease was primarily attributable to the lower interest rate on the senior notes outstanding during the 1997 period, as compared to that of the senior subordinated debt outstanding during the 1996 period. In December 1996, the Company sold 7.45% Senior Notes, and in-substance defeased its existing issue of 10-7/8% Senior Subordinated Debentures.

    The Company realized net capital losses of $2.0 million for the six months ended June 30, 1997, compared to net capital gains of $1.2 million for the same period in 1996. This change was primarily due to a $4.5 million loss on the sale of a preferred stock holding. This capital loss was offset net capital gains of $2.8 million realized on bonds sold in the six months ended June 30, 1997, as compared to net capital gains of $1.2 million realized during the same period of 1996.

    Other income increased slightly to $23.3 million for the six months ended June 30, 1997, from $23.1 million for the same period in 1996. Other expenses increased to $89.4 million for the six months ended June 30, 1997 from $36.5 million for the same period in 1996. The increase in the 1997 period was primarily attributable to one-time charges of $36.0 million incurred during the second quarter of 1997 related to the write-off of the value of data processing equipment, as discussed above, and one-time severance and other personnel related charges of $9.7 million. In addition to these one-time charges, the Company also incurred an expense of $10.1 million related to a new long-term incentive compensation program established in the 1997 period; there was no similar program in effect in the 1996 period.

    Income before income taxes and distributions on preferred securities decreased to $32.7 million for the six months ended June 30, 1997, from $144.5 million for the same period in 1996. Federal and foreign income taxes decreased to $3.8 million for the six months ended June 30, 1997, from $40.4 million for the same period in 1996.

    The Company recognized an after-tax charge of $6.6 million for each of the six-month periods ended June 30, 1997 and 1996, representing the Company's minority interest in the earnings of American Re Capital, a single-purpose wholly owned subsidiary trust. The charge is due to the distributions incurred by American Re Capital on the Cumulative Quarterly Income Preferred Securities ("QUIPS").

    Net income to common stockholders decreased 77.1% to $22.3 million for the six months ended June 30, 1997, from $97.5 million for the same period in 1996.

FINANCIAL CONDITION

    Total consolidated assets increased by 2.7% to $8,626.2 million at June 30, 1997, from $8,403.6 million at December 31, 1996. This increase was primarily due to an increase in premiums due and other receivables of $178.6 million.

    The total financial statement value of investments and cash decreased slightly to $4,301.2 million at June 30, 1997, from $4,302.5 million at December 31, 1996, primarily due to a decrease in the fair value of investments held. The financial statement value of the investment portfolio at June 30, 1997, included a net increase from amortized cost to fair value of $46.9 million for debt and equity investments, compared to a net increase of $53.4 million at December 31, 1996. At June 30, 1997, the Company recognized a cumulative unrealized gain of $30.5 million due to the net adjustment to fair value on debt and equity investments, after applicable income tax effects, which was reflected as a separate component of stockholders' equity. This represents a net decrease to stockholders' equity of $4.2 million from the cumulative unrealized gain on debt and equity securities of $34.7 million recognized at December 31, 1996.

    Total consolidated liabilities increased by 2.9% to $7,402.2 million at June 30, 1997, from $7,196.6 million at December 31, 1996. This increase was primarily due to increases in unearned premium reserves of $117.8 million, loss and LAE reserves of $44.6 million, funds held under reinsurance contracts of $60.7 million, and loss balances payable of $34.1 million.
These increases were offset by a $51.6 million decrease in other liabilities, which included the repayment of a $35.9 million loan to the Company's parent, Munich Re.

    Common stockholders' equity increased 1.8% to $986.5 million at June 30, 1997, from $969.5 million at December 31, 1996. This increase was primarily attributable to net income of $22.3 million, offset by the net market depreciation of $4.2 million on debt and equity securities, after applicable income tax effect, and net unrealized loss on foreign exchange of $1.1 million.

    The Company's insurance/reinsurance subsidiaries' statutory surplus decreased to $1,231.4 million at June 30, 1997, from $1,272.4 million at December 31, 1996. Operating leverage, as measured by such subsidiaries' premiums-to-surplus ratio, on an annualized basis was 1.62 to 1 and 1.50 to 1 at June 30, 1997, and December 31, 1996, respectively.

    On July 1, 1997, American Re, and its parent company, Munich Re, completed the merger of Munich American Reinsurance Company ("MARC") into American Re-Insurance, the principal reinsurance subsidiary of American Re (the "Merger"). Prior to the Merger, MARC was owned 50% by Munich Re, 40% by Allianz Aktiengesellschaft and 10% by VICTORIA Versicherung AG. In addition, on July 3, 1997, Munich Re contributed the assets and liabilities of its U.S. Branch to American Re-Insurance in exchange for additional shares of American Re. As a result of these transactions, the minority interests in MARC held by Allianz Aktiengesellschaft and VICTORIA Versicherung AG were exchanged for minority interests in American Re common stock equal to less than 9% on an aggregate basis, and Munich Re continues to own over 91% of the outstanding common stock of American Re. As a result of these transactions, American Re-Insurance had, on a pro forma basis, statutory net premiums written of $1,469.6 million for the six months ended June 30, 1997, compared to $1,303.4 million for the 1996 period. The pro forma statutory combined ratio of the companies was 101.6% million for the six months ended June 30, 1997, compared to 97.3% million for the 1996 period. At June 30, 1997, pro forma statutory admitted assets were $9,038.8 million and pro forma statutory surplus was $2,161.1 million, compared to $8,622.0 million and $2,178.1 million, respectively, at December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company is an insurance holding company whose only material investment is in the capital stock of American Re-Insurance. The Company is dependent on dividends and tax allocation payments, primarily from American Re-Insurance, to meet its short- and long-term liquidity requirements, including its debt service obligations.

    The Company's cash flow from operations may be influenced by a variety of other factors, including cyclical changes in the property and casualty reinsurance market, insurance regulatory initiatives, and changes in general economic conditions. Liquidity requirements are met on a short- and long-term basis by funds provided by operations and from the maturity and the sale of investments. Cash provided by operations primarily consists of premiums collected, investment income, and reinsurance recoverable balances collected, less paid claims (including payments made to commute or settle reinsurance arrangements), retrocession payments, underwriting and interest expenses, QUIPS distributions, and income tax payments. Cash flows provided by operations for the Company were $69.4 million for the six-month period ended June 30, 1997, down from $180.8 million for the same period in 1996. This decrease was primarily due to an increase in paid losses and underwriting expenses during the six month period ended June 30, 1997, as compared to the same period in 1996.

    Cash and cash equivalents were $318.7 million and $324.9 million at June 30, 1997, and December 31, 1996, respectively. Cash and short-term investments are maintained for liquidity purposes and represented 7.4% and 7.5%, respectively, of total financial statement investments and cash on such dates.

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

                                       AMERICAN RE CORPORATION
                                            (Registrant)




                                        /S/ Robert K. Burgess
                                       ----------------------------------
                                        Robert K. Burgess
                                        Duly Authorized Officer,
                                        Executive Vice President,
                                        General Counsel, and Secretary


                                       /S/ George T. O'Shaughnessy, Jr.
                                      -----------------------------------
                                        George T. O'Shaughnessy, Jr.
                                        Senior Vice President and
                                        Chief Financial and Accounting Officer



Dated:  August 13, 1997