Form 10-Q
period 1997-09-30
AMERICAN RE CORP
filed 1997-11-13
CIK 889217

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549

                                   ---------------

                                      FORM 10-Q

                                   ---------------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended September 30, 1997, or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 for the transition period from       to       .
                                                        ------   ------

    For the Quarter Ended September 30, 1997 Commission file number 1-11688

                                  -------------

                             American Re Corporation
            (Exact name of registrant as specified in its charter)

       Delaware                                 13-3672116
-------------------------------      ----------------------------
(State or other jurisdiction of          (I.R.S. Employer
 incorporation or organization)           Identification No.)

  555 College Road East
  Princeton, New Jersey                      08543-5241
-------------------------------      ----------------------------
(Address of principal
 executive offices)                          (zip code)

                            ----------------

    Registrant's telephone number, including area code: (609) 243-4200

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   ---    ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

    Common Stock-$.01 par value                     149.49712
-------------------------------------          ------------------
      Description of Class                     Shares Outstanding
                                             as of November 14, 1997

                               AMERICAN RE CORPORATION

                                Index To Form 10-Q

                                                                                                                PAGE
                                                                                                                -----
PART I FINANCIAL INFORMATION
 Item 1-
    Consolidated Balance Sheets at September 30, 1997 (unaudited), and December 31, 1996...................           1
    Consolidated Statements of Income for the three-month and nine-month periods ended September 30, 1997,
     and 1996 (unaudited)..................................................................................           2
    Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 1997, and 1996
     (unaudited)                                                                                                      3
    Notes to Consolidated Interim Financial Statements.....................................................           4
  Item 2 -
    Management's Discussion and Analysis of the Company's Results of Operations and Financial
     Condition.............................................................................................           6
PART II OTHER INFORMATION..................................................................................          12

PART I. FINANCIAL INFORMATION

                AMERICAN RE CORPORATION AND SUBSIDIARIES
                       Consolidated Balance Sheets
            (Dollars in millions, except per share amounts)


                                                        (UNAUDITED)                        (RESTATED)
                                                    SEPTEMBER 30, 1997                  DECEMBER 31, 1996
                                                    ------------------                  -----------------
ASSETS:
Investments
 Fixed Maturities
  Bonds available for sale, at fair value
   (amortized cost:
   September 30, 1997--$6,466.1; December 31,
    1996--$6,090.0)..........................             $6,590.0                           $6,148.9
  Preferred stock available for sale,
   at fair value (amortized cost:
    September 30, 1997--$69.6; December 31,
     1996--$69.6)............................                 69.6                               69.6
 Equity securities available for sale, at fair
  value (cost:September 30, 1997--$222.3; December
  31, 1996--$174.3)...........................                236.8                              211.5
 Other invested assets.......................                 23.43                              24.2
Cash and cash equivalents....................                497.77                             553.1
                                                         ---------                          ---------
    Total investments and cash...............              7,417.5                            7,007.3
Accrued investment income....................                 96.9                              105.2
Premiums and other receivables...............              1,176.6                              916.0
Deferred policy acquisition costs............                380.7                              336.9
Reinsurance recoverables on paid
  and unpaid losses..........................              2,564.5                            2,469.0
Funds held by ceding companies...............                293.6                              310.0
Prepaid reinsurance premiums.................                180.3                              173.0
Deferred federal income taxes................                169.1                              155.0
Other assets.................................                811.4                              670.6
                                                         ---------                          ---------
    Total assets.............................            $13,090.6                          $12,143.0
                                                         ---------                          ---------
                                                         ---------                          ---------
Liabilities:
Loss and loss adjustment expense
  reserves...................................              7,476.3                            7,192.3
Unearned premium reserve.....................              1,452.8                            1,335.3
                                                         ---------                          ---------
    Total insurance reserves.................              8,929.1                            8,527.6
Loss balances payable........................                275.3                              141.7
Funds held under reinsurance treaties........                173.8                              171.1
Senior bank debt.............................                 75.0                               75.0
Senior notes.................................                498.4                              498.4
Other liabilities............................             419.06.0                              451.1
                                                         ---------                          ---------
    Total liabilities........................             10,370.6                            9,864.9
                                                         ---------                          ---------
Minority interest............................                   --                              248.1
                                                         ---------                          ---------
Company-obligated mandatorily
  redeemable preferred securities
  of subsidiary trust holding as
  all of its assets Junior
  Subordinated Debentures....................                237.5                              237.5
                                                         ---------                          ---------
Stockholders'(1) Equity:
MARC common stock, par value $1,000
  per share..................................                   --                                1.9
MARC preferred stock, par value
  $1,000 per share...........................                   --                               19.5
ARC common stock, par value: $0.01
  per share; authorized: 1,000
  shares; issued and
  outstanding:September 30,
  1997--149.49712 shares and
  December 31, 1996--100 shares..............                   --                                 --
Additional paid-in capital...................              1,332.4                              801.0
Retained earnings............................              1,086.9                              950.6
Net unrealized appreciation of investments...                 90.0                               55.2
Net unrealized loss on foreign exchange......                (26.8)                             (35.7)
                                                         ---------                          ---------
    Total stockholders' equity...............              2,482.5                            1,792.5
                                                         ---------                          ---------
    Total liabilities, minority interest,
     Company-obligated mandatorily redeemable
     redeemable preferred securities of
     subsidiary trust and stockholders'
     equity..................................            $13,090.6                          $12,143.0
                                                         ---------                          ---------
                                                         ---------                          ---------

    See accompanying notes to consolidated interim financial statements.

                       AMERICAN RE CORPORATION AND SUBSIDIARIES
                          Consolidated Statements of Income
                  (Dollars in millions, except per share amounts)
                                      (unaudited)

                                                                         THREE-MONTH PERIOD      NINE-MONTH PERIOD
                                                                         ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                                         --------------------  --------------------
                                                                           1997       1996       1997       1996
                                                                         ---------  ---------  ---------  ---------
Revenue:
  Premiums written.....................................................  $   550.0  $   467.2  $ 2,026.6  $ 1,432.8
  Change in unearned premium reserve...................................        2.8      (44.8)    (139.7)    (150.5)
                                                                         ---------  ---------  ---------  ---------
    Premiums earned....................................................      552.8      422.4    1,886.9    1,282.3
  Net investment income................................................      107.6       66.0      317.5      186.0
  Net realized capital gains (losses)..................................       26.3        1.0       70.1        2.2
  Other income.........................................................       11.5       12.0       34.8       35.1
                                                                         ---------  ---------  ---------  ---------
    Total revenue......................................................      698.2      501.4    2,309.3    1,505.6
                                                                         ---------  ---------  ---------  ---------
Losses and expenses:
  Losses and loss adjustment expenses..................................      398.4      252.2    1,317.7      820.8
  Commission expense...................................................      148.7      115.5      464.3      274.6
  Operating expense....................................................       49.5       31.3      158.6       99.6
  Interest expense.....................................................       10.6       13.4       32.2       40.5
  Other expense........................................................       20.3       18.5      187.4       55.1
                                                                         ---------  ---------  ---------  ---------
    Total losses and expenses..........................................      627.5      430.9    2,160.2    1,290.6
                                                                         ---------  ---------  ---------  ---------
    Income before income taxes, minority interest, and distributions on
      preferred securities of subsidiary trust.........................       70.7       70.5      149.1      215.0
  Federal and foreign income taxes.....................................       16.5       19.9        9.3       60.3
                                                                         ---------  ---------  ---------  ---------
    Income before minority interest and distributions on preferred
      securities of subsidiary trust...................................       54.2       50.6      139.8      154.7
  Minority interest....................................................     --         --            6.8     --
  Distributions on preferred securities of subsidiary trust, net of
    applicable income tax of $1.7 and $5.3, respectively...............       (3.3)      (3.3)      (9.8)      (9.8)
                                                                         ---------  ---------  ---------  ---------
    Net income to common stockholders..................................  $    50.9  $    47.3  $   136.8  $   144.9
                                                                         ---------  ---------  ---------  ---------
                                                                         ---------  ---------  ---------  ---------

       See accompanying notes to consolidated interim financial statements.

                      AMERICAN RE CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows
                                (Dollars in millions)
                                     (unaudited)

                                                                                             NINE-MONTH PERIOD
                                                                                                   ENDED
                                                                                               SEPTEMBER 30,
                                                                                           ----------------------
                                                                                              1997        1996
                                                                                           ----------  ----------
Cash Flows From Operating Activities:
  Net income.............................................................................  $    136.8  $    144.9
  Adjustments to reconcile net income to net cash provided by operating activities:
    Decrease in accrued investment income................................................         8.3         8.8
    Increase in premiums and other receivables...........................................      (260.7)     (194.6)
    Increase in deferred policy acquisition costs........................................       (43.8)      (29.8)
    Increase in insurance reserves.......................................................       401.5       361.0
    Increase (decrease) in current and deferred federal and foreign income tax assets....       (23.3)       57.4
    Decrease (increase) in other assets and liabilities, net.............................        58.2      (124.4)
    Depreciation expense on property and equipment.......................................         6.4         6.0
    Write-off of property and equipment..................................................        38.2      --
    Decrease (increase) in other, net....................................................       (36.4)       (7.4)
                                                                                           ----------  ----------
    Net cash provided by operating activities............................................       285.2       221.9
                                                                                           ----------  ----------
Cash Flows From Investing Activities:
  Investment held to maturity:
    Maturities...........................................................................      --            75.0
  Investments available for sale:
    Purchases............................................................................    (3,992.2)   (1,357.5)
    Maturities...........................................................................       586.7       265.7
    Sales................................................................................     3,033.0       803.9
  Other investments:
    Purchases............................................................................        (1.9)       (1.0)
    Sales................................................................................         1.9         0.8
  Cost of additions to property and equipment............................................       (16.7)      (16.1)
                                                                                           ----------  ----------
      Net cash used in investing activities..............................................      (389.2)     (229.2)
                                                                                           ----------  ----------
Cash Flows From Financing Activities:
  Dividend to common stockholders........................................................        (0.4)      (14.2)
  Repayment of loan tofrom parent company................................................       (35.7)     --
  Capital contribution from parent company...............................................        85.0      --
  Other capital contributions............................................................      --             5.1
                                                                                           ----------  ----------
      Net cash used in financing activities..............................................        48.9        (9.1)
                                                                                           ----------  ----------
Effect of exchange rate changes on cash and cash equivalents.............................        (0.3)       (3.2)
                                                                                           ----------  ----------
      Net decrease in cash and cash equivalents..........................................       (55.4)      (19.6)
Cash and cash equivalents, beginning of period...........................................       553.1       294.2
                                                                                           ----------  ----------
Cash and cash equivalents, end of period.................................................  $    497.7  $    274.6
                                                                                           ----------  ----------
                                                                                           ----------  ----------

       See accompanying notes to consolidated interim financial statements.

                              AMERICAN RE CORPORATION
                Notes to Consolidated Interim Financial Statements
                                September 30, 1997
                (Dollars in millions, except per share amounts)
                                    (unaudited)


1.  Basis of Presentation

    American Re Corporation ("American Re" or the "Company") primarily acts as the holding company for American Re-Insurance Company ("American Re-Insurance"), currently the second largest property and casualty reinsurance company in the United States, based on 1996 premiums written. American Re-Insurance underwrites property and casualty reinsurance on a direct basis in both the domestic and international markets. The Company became a subsidiary of Munich Reinsurance Company ("Munich Re"), a company organized under the laws of Germany, effective December 31, 1996. Munich Re is the world's largest reinsurance company, based on 1996 net premiums written, according to Business Insurance.

    On July 1, 1997, American Re, and its parent company, Munich Re, completed the merger of Munich American Reinsurance Company ("MARC") into American Re-Insurance (the "Merger"). Prior to the Merger, MARC was owned 27.5% by Munich Re, 22.5% by Munich Re's U.S. Branch (the "U.S. Branch"), 40% by Allianz Aktiengesellschaft ("Allianz"), and 10% by VICTORIA Versicherung AG ("Victoria"). This transaction was effected by exchanging 100% of the common shares of MARC for newly issued shares of the Company.

    On July 2, 1997, the U.S. Branch exchanged its newly acquired shares of the Company with Munich Re for cash in the amount of $85.0 million. This amount approximated the statutory accounting value of the U.S. Branch's ownership in MARC at the time of the Merger.

    On July 3, 1997, Munich Re contributed the insurance-related assets and liabilities of the U.S. Branch to American Re-Insurance in exchange for additional shares of the Company.

    As a result of these transactions, the shares of common stock held by Allianz and Victoria represent minority interests in the Company's common stock equal to less than 9% on an aggregate basis. Munich Re continues to own over 91% of the outstanding common stock of the Company.

    The exchange of MARC shares for the Company shares with Allianz and Victoria (totaling 50% of MARC's ownership) was accounted for using the purchase method for business combinations. The exchange of MARC shares for the Company's shares with Munich Re and the U.S. Branch (totaling 50% of MARC's ownership) was accounted for as an "as-if-pooling of interests" business combination between parties under common control of the same parent company, Munich Re. The exchange of the insurance assets and liabilities of the U.S. Branch for the Company's shares was also accounted for as an "as-if-pooling of interests" business combination between parties under common control. Common control for American Re, MARC and the U.S. Branch was considered effective at December 31, 1996. As such, the Company's December 31, 1996, balance sheet, as originally filed in its 1996 Form 10-K, has been restated to reflect a 50% ownership of MARC, a 50% minority interest in the ownership of MARC by Allianz and Victoria, and a 100% ownership of the U.S. Branch. As common control was considered effective at December 31, 1996, the Company's consolidated statements of income and cash flows for the periods ended September 30, 1996 have not been restated.

    The Company's consolidated statements of income and cash flows for the interim periods ended September 30, 1997 represent the fully consolidated operations of American Re, MARC, and the U.S. Branch for the periods then ended, with 50% of MARC's net loss for the six-month period ended June 30, 1997 accounted for as minority interest in the net income of the Company. Revenue and net income for the separate entities for the six-month period ended June 30, 1997, prior to the

                              AMERICAN RE CORPORATION
                Notes to Consolidated Interim Financial Statements
                                September 30, 1997
                (Dollars in millions, except per share amounts)
                                    (unaudited)

Merger were as follows:

                                                                                                         SIX MONTH
                                                                                                        PERIOD ENDED
                                                                                                        JUNE 30, 1997
                                                                                                        -------------
Revenue:
  American Re..........................................................................................  $ 1,094.1
  MARC / U.S. Branch...................................................................................      517.0
                                                                                                         ---------
   Total...............................................................................................  $ 1,611.1
                                                                                                         ---------
                                                                                                         ---------
Net income:
  American Re..........................................................................................  $    22.3
  MARC / U.S. Branch...................................................................................       63.5
                                                                                                         ---------
   Total...............................................................................................  $    85.8
                                                                                                         ---------
                                                                                                         ---------

    The purchase of the 50% minority interest in the ownership of MARC was based upon a purchase price of $425.0 million, as agreed upon by all parties. The non-cash transaction was accounted for as follows:

Purchase price:Consideration given as newly issued shares of American Re............  $   425.0
Less:Book value of minority interest at July 1, 1997................................      240.2
Excess of purchase price over net assets acquired...................................  $   184.8

    The excess of the purchase price of the net assets acquired was allocated entirely to goodwill, which is included in the "Other assets'(2) classification in the September 30, 1997 Consolidated Balance Sheet.

    For informational purposes, the pro forma condensed results of operations shown below are presented as if the Merger transactions which took place in July 1997 had occurred at January 1, 1996. Adjustments have been made to the 1997 pro forma amounts to exclude Merger-related expenses, and to the 1997 and 1996 amounts to include goodwill amortization.

                                                                                              NINE-MONTH PERIOD
                                                                                             ENDED SEPTEMBER 30,
                                                                                             --------------------
                                                                                               1997       1996
                                                                                             ---------  ---------
Revenue....................................................................................  $ 2,309.3  $ 2,151.1
Income before income taxes and distributions on preferred securities of subsidiary trust...      221.9      317.9
Net income.................................................................................      176.4      237.6

    The information for the interim periods ended September 30, 1997, and 1996, is unaudited. The interim consolidated financial statements have been prepared on the basis of generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. Intercompany accounts and transactions have been eliminated. These financial statements should be read in conjunction with the financial statements and related notes in the Company's 1996 Form 10-K.

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


                                                                            THREE-MONTH PERIOD     NINE-MONTH PERIOD
                                                                            ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                                           --------------------  --------------------
                                                                             1997       1996       1997       1996
                                                                           ---------  ---------  ---------  ---------
Premiums written
 Direct..................................................................    $41.9      $37.8      $107.0     $45.4
 Assumed.................................................................    684.0      580.9     2,304.2   1,769.8
 Ceded...................................................................   (175.9)    (151.5)     (384.6)   (382.4)
                                                                            -------    -------    --------  --------
 Net.....................................................................    550.0      467.2     2,026.6   1,432.8
                                                                            -------    -------    --------  --------
                                                                            -------    -------    --------  --------

Premiums earned
 Direct..................................................................     21.8       10.8        80.8      16.8
 Assumed.................................................................    795.5      535.1     2,219.3   1,595.9
 Ceded...................................................................   (264.5)    (123.5)     (413.2)   (330.4)
                                                                            -------    -------    --------  --------
 Net.....................................................................    552.8      422.4     1,886.9   1,282.3
                                                                            -------    -------    --------  --------
                                                                            -------    -------    --------  --------

Losses incurred
 Direct..................................................................     13.4       (1.0)       60.9     (11.6)
 Assumed.................................................................    572.9      358.2     1,576.2   1,039.6
 Ceded...................................................................   (187.9)    (105.0)     (319.4)   (207.2)
                                                                            -------    -------    --------  --------
 Net.....................................................................   $398.4     $252.2    $1,317.7    $820.8
                                                                            -------    -------    --------  --------
                                                                            -------    -------    --------  --------

MANAGEMENT'S' DISCUSSION AND ANALYSIS OF THE COMPANY'S RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

The Merger


    On July 1, 1997, American Re, and its parent company, Munich Re, completed the merger of MARC into American Re-Insurance. Prior to the Merger, MARC was owned 27.5% by Munich Re, 22.5% by Munich Re's U.S. Branch, 40% by Allianz, and 10% by Victoria. This transaction was effected by exchanging 100% of the common shares of MARC for newly issued shares of the Company.

    On July 2, 1997, the U.S. Branch exchanged its newly acquired shares of the Company with Munich Re for cash in the amount of $85.0 million. This amount approximated the statutory accounting value of the U.S. Branch's ownership in MARC at the time of the Merger.

    On July 3, 1997, Munich Re contributed the insurance-related assets and liabilities of the U.S. Branch to American Re-Insurance in exchange for additional shares of the Company.

    As a result of these transactions, the shares of common stock held by Allianz and Victoria represent minority interests in the Company's common stock equal to less than 9% on an aggregate basis. Munich Re continues to own over 91% of the outstanding common stock of the Company.

    The exchange of MARC shares for American Re shares with Allianz and Victoria (totaling 50% of MARC's ownership) was accounted for using the purchase method for business combinations. The exchange of MARC shares for the Company's shares with Munich Re and the U.S. Branch (totaling 50% of MARC's ownership) was accounted for as an "as-if-pooling of interests" business combination between parties under common control of the same parent company, Munich Re. The exchange of the insurance assets and liabilities of the U.S. Branch for the Company's shares was also accounted for as an "as-if-pooling of interests" business combination between parties under common control. Common control for American Re, MARC and the U.S. Branch was considered effective at December 31, 1996. As such, the Company's December 31, 1996, balance sheet, as originally filed in its 1996 Form 10-K, has been restated to reflect a 50% ownership of MARC, a 50% minority interest in the ownership of MARC, and a 100% ownership of the U.S. Branch.

    As common control was considered effective at December 31, 1996, the Company's consolidated statements of income and cash flows for the periods ended September 30, 1996 have not been restated.
The Company's consolidated statements of income and cash flows for the interim periods ended September 30, 1997 represent the fully consolidated operations of American Re, MARC, and the U.S. Branch for the periods then ended, with 50% of MARC's net loss for the six-month period ended June 30, 1997 accounted for as minority interest. As a result, significant variances exist when comparing the results of operations for the periods ended September 30, 1997 with the same periods in 1996. Accordingly, selected financial results have been presented below on a pro forma basis for the periods ended September 30, 1996, as if the merger transactions which took place in July 1997 had occurred on January 1, 1996. Pro forma adjustments to reflect such transactions have been applied to the respective historical income statements of the Company.

    The pro forma consolidated data does not purport to represent what the Company's financial position or results would have been had the Merger in fact occurred on the dates indicated above, or to project the Company's financial position or results of operations for any future dates or periods. The pro forma adjustments are based upon available information and certain assumptions that the Company believes are reasonable in the circumstances.

    This report may contain certain forward-looking statements concerning the Company's operations, economic performance and financial condition, including, in particular the likelihood of the Company's success in developing and expanding its business. These statements are based upon a number of assumptions and estimates which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of the Company, and reflect future business decisions which are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company's results.


RESULTS OF OPERATIONS

Quarter Ended September 30, 1997, Compared with Quarter Ended September 30,
1996

                                                                            ACTUAL     PRO FORMA
                                                                             1997        1996               VARIANCE
                                                                           ---------  -----------  ------------------------
Revenue:
 Premiums written........................................................  $   550.0   $   660.0      $(110.0)      (16.7)%
 Change in unearned premium reserve......................................        2.8       (50.4)        53.2      (105.6)
                                                                           ---------   ---------      -------      -------
 Premiums earned.........................................................      552.8       609.6        (56.8)       (9.3)
 Net investment income...................................................      107.6       102.3          5.3         5.1
 Net realized capital gains (losses).....................................       26.3        (2.1)        28.4         N/M
 Other income............................................................       11.5        12.0         (0.5)       (3.4)
                                                                           ---------   ---------      -------      -------
  Total revenue..........................................................      698.2       721.8        (23.6)       (3.3)
                                                                           ---------   ---------      -------      -------
Losses and expenses:
 Losses and loss adjustment expenses.....................................      398.4       386.5         11.9         3.1
 Commission expense......................................................      148.7       165.2        (16.5)      (10.0)
 Operating expense.......................................................       49.5        40.5          9.0        22.0
 Interest expense........................................................       10.6        13.4         (2.8)      (21.1)
 Other expense...........................................................       20.3     19.78.5       0.61.8      3.09.4
                                                                           ---------   ---------      -------      -------
  Total losses and expenses..............................................      627.5       625.3          2.2         0.4
                                                                           ---------   ---------      -------      -------
  Income before income taxes, minority interest, and distributions on
   preferred securities of subsidiary trust..............................  $    70.7      $ 96.5       $(25.8)       (26.7)%
                                                                           ---------   ---------      -------      -------
                                                                           ---------   ---------      -------      -------

    The Company's net premiums written increased 17.7% to $550.0 million for the quarter ended September 30, 1997, from $467.2 million for the same period in 1996. On a pro forma basis, 1996 net premiums written for the period were $660.0 million, resulting in a decrease of 16.7%. The pro forma decrease in net premiums written was attributable to a 26.9% decrease in facultative net premiums written to $197.1 million for the third quarter of 1997 from $269.6 million for the same period in 1996, and a 9.6% decrease in treaty net premiums written to $352.9 million for the third quarter of 1997 from $390.4 million in 1996.

    The decrease in facultative premiums was attributable to decreases of $54.5 million or 27.6% in the Company's Domestic Insurance Company Operations ("DICO"), $14.8 million or 24.7% in the Company's alternative market operations, Am-Re Managers, Inc., ("ARMI"), and $3.2 million or 26.0% in the Company's International Operations. These decreases generally were the result of what the Company perceives to be deteriorating market conditions in the facultative market in the 1997 period, which include depressed reinsurance prices and premiums, lower renewal retention ratios on existing business, increased net retentions by primary companies, and new entrants into the facultative market.

    The decrease in treaty net premiums written for the third quarter of 1997 from the same period in 1996 on a pro forma basis, was primarily attributable to decreases in International Operations of $19.7 million or 18.4%, ARMI of $14.4 million or 44.7%, and DICO of $3.4 million or 1.3%.The reduction in treaty premiums was attributable to what the Company perceives as deteriorating market conditions, which include decreased pricing on the primary insurance company level, primary companies increasing net retentions on excess of loss business as a result of surplus growth, and conversion of certain reinsurance programs from a pro rata to an excess of loss basis, which generally result in a reduction of reinsurance premiums. The decrease in International Operations' net premium written was primarily due to the transfer of certain aviation treaties to Munich Re in the 1997 period, which were previously written through MARC and the U.S. Branch in the 1996 period.

    The Company's net premiums earned increased 30.6% to $552.8 million for the quarter ended September 30, 1997, from $422.4 million for the same period in 1996. On a pro forma basis, 1996 net premiums earned were $609.6 million, resulting in a decrease of 9.3%. The pro forma decrease in premiums earned was primarily attributable to the pro forma decrease in net premiums written, offset by the timing of premiums earned on business in force.

    Net losses and LAE incurred increased 58.0% to $398.4 million for the quarter ended September 30, 1997, from $252.2 million for the same period in 1996. On a pro forma basis, 1996 net losses and LAE incurred were $386.5 million, resulting in an increase of 3.1%. This increase was primarily attributable to an overall increase in the proportion of treaty net premiums earned in the 1997 period, which carries a higher overall loss ratio than facultative business.

    Underwriting expense, consisting of commission expense plus operating expense, increased 35.0% to $198.2 million for the quarter ended September 30, 1997, from $146.8 million for the same period in 1996. On a pro forma basis, underwriting expense for the 1996 period was $205.7 million, resulting in a decrease of 3.6%. This decrease was due to a 10.0% decrease in commission expense to $148.7 million for the third quarter of 1997 from $165.2 million on a pro forma basis for the same period in 1996. Operating expenses increased 22.0% to $49.5 million for the third quarter of 1997 from $40.5 million on a pro forma basis for the third quarter of 1996. This increase is primarily the result of increased overhead costs, and the costs associated with the Company's ongoing information systems and process re-engineering initiatives.

    The Company experienced an underwriting loss (net premiums earned minus losses and LAE incurred and underwriting expenses) of $43.9 million for the quarter ended September 30, 1997, compared to an underwriting gain of $23.4 million for the same period in 1996. On a pro forma basis, the Company experienced an underwriting gain of $17.4 million in 1996. The change in the underwriting result was primarily attributable to the decrease in net premiums earned and increased losses and LAE incurred. As a result of the above, the Company's loss ratio increased to 72.1% for the third quarter of 1997 from 63.4% on a pro forma basis for the same period in 1996, while the underwriting expense ratio increased to 35.8% for the third quarter of 1997 from 33.8% on a pro forma basis for the same period in 1996. The combined ratio for the quarter ended September 30, 1997, increased to 107.9% from 97.2% on a pro forma basis for the same period in 1996.

    Net investment income increased 62.9% to $107.6 million for the quarter ended September 30, 1997, from $66.0 million for the same period in 1996. On a pro forma basis, net investment income was $102.3 million for the 1996 period, resulting in an increase of 5.1%. This increase was primarily attributable to an increase in the invested asset base in the 1997 period, as compared to the 1996 period.

    The Company's interest expense decreased by 21.1% to $10.6 million for the quarter ended September 30, 1997, from $13.4 million for the same period in 1996. This decrease was primarily attributable to the lower interest rate on the senior notes outstanding during the 1997 period, as compared to that of the senior subordinated debt outstanding during the 1996 period. In December 1996, the Company issued $500.0 million principal amount of 7.45% Senior Notes, and in-substance defeased its existing issue of 10-7/8% Senior Subordinated Debentures in the principal amount of $450.0 million.

    The Company realized net capital gains of $26.3 million for the quarter ended September 30, 1997, compared to net capital gains of $1.0 million for the same period in 1996. On a pro forma basis, the Company experienced net capital losses of $2.1 million in 1996.
This change was primarily due to net capital gains of $19.5 million realized on equity securities sold in the third quarter of 1997, as compared to net capital losses of $0.6 million realized for same period of 1996,and net capital gains realized on bonds sold of $7.0 million as compared to net capital losses of $0.1 million realized for the same period in 1996. MARC and the U.S. Branch had combined realized capital losses of $1.5 million in futures contracts during the 1996 period.

    Other income decreased 3.1% to $11.6 million for the quarter ended September 30, 1997, from $12.0 million for the same period in 1996. The decrease in the 1997 period was attributable to a decrease in fee subsidiary revenue of $0.5 million. Other expenses increased 9.4% to $20.3 million for the third quarter of 1997 from $18.5 million for the same period in 1996. This increase was primarily attributable to an expense of $5.0 million related to the Company's long-term incentive compensation program established in the 1997 period; there was no similar program in effect in the 1996 period. This increase was somewhat offset by lower fee subsidiary expenses in the 1997 period.

    Income before income taxes and distributions on preferred securities increased slightly to $70.8 million for the quarter ended September 30, 1997, compared to $70.5 million for the same period in 1996. Federal and foreign income taxes decreased 17.1% to $16.5 million for the quarter ended September 30, 1997, from $19.9 million for the same period in 1996.

    The Company recognized an after-tax charge of $3.3 million for each of the three-month periods ended September 30, 1997 and 1996, representing the Company's minority interest in the earnings of American Re Capital, a single-purpose wholly owned subsidiary trust. The charge is due to the distributions incurred by American Re Capital on the Cumulative Quarterly Income Preferred Securities ("QUIPS").

    Net income to common stockholders was $50.9 million for the quarter ended September 30, 1997, compared to net income of $47.3 million for the same period in 1996.

    Nine Months Ended September 30, 1997, Compared with Nine Months Ended September 30, 1996

                                                                        ACTUAL     PRO FORMA
REVENUE:                                                                 1997         1996              VARIANCE
                                                                      ----------   ----------  -------------------------
---------  -----------  ------------
 Premiums written....................................................  $ 2,026.6   $ 1,963.8   $       62.8        3.2%
 Change in unearned premium reserve..................................     (139.7)     (156.9)          17.2      (11.0)
                                                                        ---------  ----------  ------------     -------
  Premiums earned.....................................................    1,886.9     1,806.9          80.0        4.4
 Net investment income...............................................      317.5       292.0           25.5        8.7
 Net realized capital gains (losses).................................       70.1        16.9           53.2        N/M
 Other income........................................................       34.8        35.3           (0.5)      (1.5)
 Total revenue.......................................................    2,309.3     2,151.1          158.2        7.4
Losses and expenses:
 Losses and loss adjustment expenses.................................    1,317.7     1,197.2          120.5       10.1
 Commission expense..................................................      464.3       407.7           56.6       13.9
 Operating expense...................................................      158.6       129.3          29.32       22.6
 Interest expense....................................................       32.2        40.5           (8.3)     (20.4)

 Other expense.......................................................      187.4        58.5          128.9       N/M
                                                                        ---------  ----------  ------------     -------
  Total losses and expenses..........................................    2,160.2     1,833.2          327.0       17.8
                                                                        ---------  ----------  ------------     -------
 Income before income taxes, minority interest, and distributions on
  preferred securities of subsidiary.................................  $   149.1   $   317.9   $     (168.8)     (53.1)%
                                                                        ---------  ----------  ------------     -------
                                                                        ---------  ----------  ------------     -------

    The Company's net premiums written increased 41.5% to $2,026.6 million for the nine months ended September 30, 1997, from $1,432.8 million for the same period in 1996. On a pro forma basis, 1996 net premiums for the period were $1,963.8 million, resulting in an increase of 3.2%. The increase in net premiums written was primarily attributable to an increase in treaty net premiums written of 8.1% to $1,457.5 million for the nine months ended September 30, 1997 from $1,347.8 million on a pro forma basis for the same period in 1996. This was due to increases in both traditional treaty and treaty finite risk premium writings. The increase in total treaty premiums was primarily attributable to DICO, which increased writings by 12.5% to $1,037.6 million for the nine months ended September 30, 1997, from $922.2 million for the same period in 1996, and International Operations, which increased 1.0% to $336.3 million for the 1997 period from $332.9 million for the same period in 1996, somewhat offset by decreases in ARMI's net premium written of 9.9%, to $83.5 million for the 1997 period from $92.7 million for the same period in 1996. However, generally, the Company believes that the overall growth of treaty net premiums written for the nine months ended
September 30, 1997 as compared to the same period in 1996 has been influenced to a great extent by the same adverse market-related factors discussed in the quarterly comparison. The growth in net premium written for DICO in the 1997 period resulted from a number of new accounts, somewhat offset by a reduction in certain participations from other treaty clients, as compared to the pro forma 1996 period. The decrease in ARMI's net premiums written was due to reduced participations in two large treaties, somewhat offset by growth in new and renewal accounts.

    The increase in treaty net premiums written was offset by a decrease in facultative net premiums written of 7.6% to $569.1 million for the nine months ended September 30, 1997, from $616.0 million on a pro forma basis for the same period in 1996. The decrease in facultative net premiums written was primarily attributable to DICO, which decreased 11.5% to $410.3 million for the nine months ended September 30, 1997 from $463.6 million for the same period in 1996. This decrease is due to a decline in facultative certificate net premiums written in the 1997 period, due to the adverse market conditions previously discussed.

    The Company's net premiums earned increased 47.1% to $1,886.9 million for the nine months ended September 30, 1997, from $1,282.3 million for the same period in 1996. On a pro forma basis, net premiums earned were $1,806.9 million in the 1996 period, resulting in an increase of 4.4%. The increase in premiums earned was primarily attributable to the increase in premiums written in the nine months ended September 30, 1997, and the timing of premiums earned on business in force.

    Net losses and LAE incurred increased 60.6% to $1,317.7 million for the nine months ended September 30, 1997, from $820.8 million for the same period in 1996. On a pro forma basis, net losses and LAE incurred for the 1996 period were $1,197.2 million, resulting in an increase of 10.1%. This increase was primarily attributable to the increase in treaty earned premium in the nine months ended September 30, 1997, which carries a higher overall loss ratio than facultative business.

    Underwriting expense, consisting of commission expense plus operating expense, increased 66.4% to $622.9 million for the nine months ended September 30, 1997, from $374.3 million for the same period in 1996. On a pro forma basis, underwriting expense for the 1996 period was $537.0 million, resulting in an increase of 18.0%. This increase was due to a 13.9% increase in commission expense to $464.3 million for the nine months ended September 30, 1997, from $407.7 million for the same period in 1996. This increase was partially due to the increase in premiums earned in the nine months ended September 30, 1997, in addition to a higher overall commission rate on treaty business during the 1997 period compared to the 1996 period, especially on new business written. Operating expenses increased 22.6% to $158.6 million for the nine months ended September 30, 1997 from $129.3 million for the nine months of 1996. This increase is primarily the result of increased overhead costs, and the costs associated with the Company's ongoing information systems and process re-engineering effort.

    The Company experienced an underwriting loss (net premiums earned minus losses and LAE incurred and underwriting expenses) of $53.6 million for the nine months ended September 30, 1997, compared to an underwriting gain of $87.3 million for the same period in 1996. On a pro forma basis, the Company experienced an underwriting gain of $72.7 million in 1996. The change in the underwriting result was primarily attributable to the increases in losses and LAE incurred and underwriting expenses. As a result, the Company's loss ratio increased to 69.8% for the nine months ended September 30, 1997 from 66.3% on a pro forma basis for the same period in 1996, while the underwriting expense ratio increased to 33.0% for the nine months ended September 30, 1997 from 29.7% on a pro forma basis for the same period in 1996. The combined ratio for the nine months ended September 30, 1997, increased to 102.8% from 96.0% on a pro forma basis for the same period in 1996.

    Net investment income increased 70.7% to $317.5 million for the nine months ended September 30, 1997, from $186.0 million for the same period in 1996. On a pro forma basis, net investment income for the 1996 period was $292.0, resulting in an increase of 8.7%. This pro forma increase for the 1997 period was primarily attributable to an increase in the invested asset base in the 1997 period, as compared to the 1996 period.

    The Company's interest expense decreased by 20.4% to $32.3 million for the nine months ended September 30, 1997, from $40.5 million for the same period in 1996. This decrease was primarily attributable to the lower interest rate on the senior notes outstanding during the 1997 period, as compared to that of the senior subordinated debt outstanding during the 1996 period.

    The Company realized net capital gains of $70.1 million for the nine months ended September 30, 1997, compared to net capital gains of $2.2 million for the same period in 1996. On a pro forma basis, the Company experienced net capital gains of $16.9 million in the 1996 period. The nine month period ended September 30, 1997 included net capital gains of $64.6 million realized on equity securities sold,as compared to pro forma net capital gains of $17.6 million realized during the same period of 1996. The net gains realized in the 1997 period were based on investment management and tax planning considerations. The nine month period ended September 30, 1997 also included net capital gains of $5.5 million realized on bonds sold, as compared to pro forma net capital gains of $1.6 million realized during the same period of 1996.

    Other income decreased to $34.9 million for the nine months ended September 30, 1997, from $35.1 million for the same period in 1996. Other expenses increased to $187.4 million for the nine months ended September 30, 1997 from $55.0 million for the same period in 1996. The increase in the 1997 period was primarily attributable to one-time charges of $38.2 million incurred during the second quarter of 1997 related to the write-off of the value of data processing equipment, one-time severance and other personnel related charges of $71.7 million, and $13.3 million of other miscellaneous charges primarily due to the Merger. In addition to these one-time charges, the Company also incurred an expense of $15.2 million related to the Company's long-term incentive compensation program established in the 1997 period; there was no similar program in effect in the 1996 period.

    Income before income taxes and distributions on preferred securities decreased 30.7% to $149.1 million for the nine months ended September 30, 1997, from $215.0 million for the same period in 1996. Federal and foreign income taxes decreased 84.5% to $9.3 million for the nine months ended September 30, 1997, from $60.3 million for the same period in 1996.

    The Company recognized an after-tax increase to income of $6.8 million representing the minority interest in the net loss of MARC for the six months ended June 30, 1997, prior to the Merger.

    The Company recognized an after-tax charge of $9.8 million for each of the nine-month periods ended September 30, 1997 and 1996, representing the Company's minority interest in the earnings of American Re Capital, a single-purpose wholly owned subsidiary trust. The charge is due to the distributions incurred by American Re Capital on the Cumulative Quarterly Income Preferred Securities ("QUIPS").

    Net income to common stockholders decreased 5.6% to $136.8 million for the nine months ended September 30, 1997, from $144.9 million for the same period in 1996.


Financial Condition

    Total consolidated assets increased by 7.8% to $13,090.6 million at September 30, 1997, from $12,143.0 million at December
31, 1996. This increase was primarily due to an increase in investments of $410.2 million and premiums due and other receivables of $260.6 million.

    The total financial statement value of investments and cash increased to $7,417.5 million at September 30, 1997, from $7,007.3 million at December 31, 1996, primarily due to operating cash flows, the cash capital contribution from the Merger of $85.0 million, and an increase in the fair value of investments held. The financial statement value of the investment portfolio at September 30, 1997, included a net increase from amortized cost to fair value of $138.4 million for debt and equity investments, compared to a net increase of $84.9 million at December 31, 1996. At September 30, 1997, the Company recognized a cumulative unrealized gain of $90.0 million due to the net adjustment to fair value on debt and equity investments, after applicable income tax effects, which was reflected as a separate component of stockholders' equity. This represents a net increase to stockholders' equity of $34.8 million from the cumulative unrealized gain on debt and equity securities of $55.2 million recognized at December 31, 1996.

    Total consolidated liabilities increased by 5.1% to $10,370.6 million at September 30, 1997, from $9,864.9 million at December 31, 1996. This increase was primarily due to increases in loss and LAE reserves of $284.0 million, unearned premium reserves of $117.5 million, and loss balances payable of $133.6 million. These increases were offset by a $32.1 million decrease in other liabilities, which included the repayment of a $35.9 million loan to the Company's parent, Munich Re.

    Common stockholders' equity increased 38.5% to $2,482.5 million at September 30, 1997, from $1,792.6 million at December 31, 1996. This increase was primarily attributable to the Merger-related transactions, with the non-cash purchase of the MARC minority interest of $425.0 million, and the capital contribution to the U.S. Branch of $85.0 million. In addition, the Company realized net income of $136.8 million for the nine month period ended September 30, 1997, and recognized net market appreciation of $34.8 million on debt and equity securities, after applicable income tax effect


    The Company's insurance/reinsurance subsidiaries' statutory surplus increased to $2,293.3 million at September 30, 1997, from $2,178.1 million at December 31, 1996. Operating leverage, as measured by such subsidiaries' premiums-to-surplus ratio, on an annualized basis was 1.18 to 1 and 1.21 to 1 at September 30, 1997, and December 31, 1996, respectively.



Liquidity and Capital Resources

     The Company is an insurance holding company whose only material investment is in the capital stock of American
Re-Insurance. The Company is dependent on dividends and tax allocation payments, primarily from American Re-Insurance, to meet its short- and long-term liquidity requirements, including its debt service obligations.

    The Company's cash flow from operations may be influenced by a variety of other factors, including cyclical changes in the property and casualty reinsurance market, insurance regulatory initiatives, and changes in general economic conditions. Liquidity requirements are met on a short- and long-term basis by funds provided by operations and from the maturity and the sale of investments. Cash provided by operations primarily consists of premiums collected, investment income, and reinsurance recoverable balances collected, less paid claims (including payments made to commute or settle reinsurance arrangements), retrocession payments, underwriting and interest expenses, QUIPS distributions, and income tax payments. Cash flows provided by operations for the Company were $285.2 million for the nine-month period ended September 30, 1997, up from $221.9 million for the same period in 1996. On a pro forma basis, the net cash flows provided by operations for the same period in 1996 were $352.3 million. Much of the decrease from 1996 on a pro forma basis was due to Merger-related expenses.

    Cash and cash equivalents were $497.7 million and $553.1 million at September 30, 1997, and December 31, 1996, respectively. Cash and short-term investments are maintained for liquidity purposes and represented 6.7% and 7.5%, respectively, of total financial statement investments and cash on such dates.

                           PART II. OTHER INFORMATION

                            AMERICAN RE CORPORATION

    Items 1--5 have been omitted as they are either inapplicable or the answer is negative.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibit 27--Financial Data Schedule is filed as part of this report.

    (b) (i) A report on Form 8-K was filed on July 15, 1997 pertaining to the merger of American Reinsurance Company and Munich American Reinsurance Company.

       (ii) A report on Form 8-K/A was filed on September 12, 1997 amending the Form 8-K filed on July 15, 1997.

                            AMERICAN RE CORPORATION

                                   Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AMERICAN RE CORPORATION
                                                (Registrant)

                                          /s/ ROBERT K. BURGESS
                             -------------------------------------------------
                                              Robert K. Burgess
                             Duly Authorized Officer,Executive Vice President,
                                          General Counsel, and Secretary

                                      /s/ GEORGE T. O'SHAUGHNESSY, JR.
                             -------------------------------------------------
                                         George T. O'Shaughnessy, Jr.
                                           Senior Vice President and
                                     Chief Financial and Accounting Officer

Dated: November 14, 1997