Form 10-K405
period 1997-12-31
AMERICAN RE CORP
filed 1998-03-30
CIK 889217

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

For the fiscal year ended December 31, 1997             Commission File #1-11688

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

YES _X_    NO ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

91.33% of the Company's voting stock is owned by Munich Reinsurance Company. At March 27, 1998, the number of shares outstanding of the registrant's common stock was 149.49712.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            AMERICAN RE CORPORATION

                               TABLE OF CONTENTS

ITEM                                                                                                               PAGE
---------                                                                                                          -----

                                                         PART I

       1.  Business...........................................................................................           1

       2.  Properties.........................................................................................          24

       3.  Legal Proceedings..................................................................................          25

       4.  Submission of Matters to a Vote of Security Holders................................................          25

                                                         PART II

       5.  Market for the Company's Common Equity and Related Stockholder Matters.............................          26

       6.  Selected Financial Information of the Company and American Re-Insurance............................          26

       7.  Management's Discussion and Analysis of the Company's Results of Operations and Financial                    28
           Condition..........................................................................................

       8.  Financial Statements and Supplementary Data........................................................          35

       9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............          35

                                                        PART III

      10.  Directors and Executive Officers of the Registrant.................................................          37

      11.  Executive Compensation.............................................................................          39

      12.  Security Ownership of Certain Beneficial Owners and Management.....................................          42

      13.  Certain Relationships and Related Transactions.....................................................          42

                                                         PART IV

      14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................................          43

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

    The Company's consolidated statements of income and cash flows for the year ended December 31, 1997, represent the fully consolidated operations of American Re, MARC, and the U.S. Branch for the period then ended, with 50% of MARC's net loss for the six-month period ended June 30, 1997, accounted for as minority interest. As a result, significant variances exist when comparing the results of operations for the year ended December 31, 1997, with the same period in 1996.

    This report contains certain forward-looking statements concerning the Company's operations, economic performance and financial condition, including, in particular the likelihood of the Company's success in developing and expanding its business. These statements are based upon a number of assumptions and estimates which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of the Company, and reflect future business decisions which are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company's results. Such statements may include, but are not limited to, projections of premium revenue, investment income, other revenue, losses, expenses, earnings, cash flows, plans for future operations, common stockholders' equity, investments, capital plans, dividends, plans relating to products or services of American Re, and estimates concerning the effects of litigation or other disputes, as well as assumptions for any of the foregoing and are generally expressed with words such as "believes," "estimates," "expects," "anticipates," "plans," "projects," "forecasts," "goals," "could have," "may have" and similar expressions.

ITEM 1. BUSINESS

THE COMPANY AND AMERICAN RE-INSURANCE

    American Re Corporation (the "Company" or "American Re"), is the holding company for American Re-Insurance Company ("American Re-Insurance"), a reinsurance company that underwrites property and casualty reinsurance on a direct basis in the United States and international markets. American Re-Insurance was founded in 1917 as the first U.S.-owned reinsurance company. American Re-Insurance is one of only four direct writers of reinsurance in the United States at December 31, 1997. Based on statutory net premiums written of $2,491.7 million in 1997, American Re-Insurance ranked as the second largest property and casualty reinsurer in the United States, according to the Reinsurance Association of America. The Company had total assets of $13,288.8 million and stockholders' equity of $2,586.4 million at December 31, 1997.

    The Company is a subsidiary of Munchener Ruckversicherungs-Gesellschaft Aktiengesellschaft in Munchen ("Munich Re"), a company organized under the laws of Germany. Munich Re is the world's largest reinsurance company, based on 1996 net premiums written, according to BUSINESS INSURANCE.

    In July, 1997, American Re and Munich Re completed a series of transactions designed to consolidate the U.S. operations of Munich Re, including (i) the merger of Munich American Reinsurance Company ("MARC") into American Re-Insurance, (ii) the exchange by Munich Re's United States Branch (the "U.S. Branch"), of shares of the Company acquired in connection with the foregoing merger and (iii) the contribution by Munich Re of the insurance-related assets and liabilities of the U.S. Branch to American Re-Insurance in exchange for additional shares of the Company. Prior to these transactions, MARC was owned 27.5% by Munich Re, 22.5% by the U.S. Branch, 40% by Allianz Aktiengesellschaft ("Allianz"), and 10% by VICTORIA Versicherung AG ("Victoria").

    As a result of these transactions (collectively, the "Merger"), the shares of common stock held by Allianz and Victoria represent minority interests in the Company's common stock equal to less than 9% on an aggregate basis. Munich Re continues to own over 91% of the outstanding common stock of the Company.

    On July 21, 1997, A.M. Best raised its rating of American Re-Insurance to "A++ (Superior)", the highest of A.M. Best's 15 qualitative ratings. "A++ (Superior)" is assigned by A.M. Best to those companies which, in its opinion, have demonstrated superior overall performance when compared to the standards established by A.M. Best and have demonstrated a very strong ability to meet their policyholder and other contractual obligations over a long period of time. According to A.M. Best, the objectives of its rating system are to evaluate the factors affecting overall performance of an insurance or reinsurance company and to provide A.M. Best's opinion of the company's relative financial strength and ability to meet its obligation to policyholders currently and in the future.

    On December 20, 1997, Standard & Poor's Corporation ("S&P") raised American Re-Insurance's claims paying ability rating to "AAA." A "AAA" rating represents the highest of S&P's ratings. A rating of "AAA" is assigned by S&P to those companies which, in its opinion, have superior financial security on an absolute and relative basis and their capacity to meet policyholder obligations is overwhelming under a variety of economic and underwriting conditions.

    On December 13, 1996, Moody's Investors Service ("Moody's") raised American Re-Insurance's financial strength rating to "Aaa." The "Aaa" rating represents the highest of Moody's 19 qualitative ratings. A rating of "Aaa" is assigned by Moody's to those companies which, in Moody's opinion, offer exceptional financial security.

    There can be no assurance that American Re-Insurance will continue to be rated "A++ (Superior)" by A.M. Best, "AAA" by S&P, or Aaa by Moody's.

OVERVIEW OF THE REINSURANCE INDUSTRY

    Reinsurance is a form of insurance in which a reinsurer indemnifies a primary insurer against part or all of the liability assumed by the primary insurer under one or more insurance policies. Reinsurance provides a primary insurer with several major benefits, including a reduction in net liability on individual risks, protection against catastrophic losses and assistance in maintaining acceptable financial ratios. Reinsurance also provides a primary insurer with additional underwriting capacity in that the primary insurer can accept larger risks and can expand the book of business it underwrites at a faster rate than would be possible while maintaining acceptable financial ratios without a corresponding increase in its capital and surplus position.

    There are two basic types of reinsurance agreements: treaty contracts and facultative certificates. A treaty is an agreement between a primary insurer and a reinsurer under which the primary insurer is required to cede and the reinsurer is required to assume a specified portion of a type or category of risks insured by the primary insurer under designated types of policies issued during the term of the treaty contract. Under a facultative certificate, the primary insurer cedes and the reinsurer assumes all or part of the risks insured under a single primary insurance policy. A facultative certificate is separately negotiated for each risk or group of risks ceded. Facultative reinsurance is normally purchased by insurance companies for individual risks not covered by their reinsurance treaties, for limits in excess of those provided in their reinsurance treaties, and for unusual risks.

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

    Excess of loss reinsurance is often written in layers, possibly involving multiple reinsurers. Excess of loss reinsurance allows the reinsurer to better control the relationship of the premium charged to the exposures assumed. The reinsurer taking on the risk just above the primary insurer's retention layer is said to write "working layer" or "low layer" excess of loss reinsurance. A loss that reaches just beyond the primary insurer's retention layer will create a loss for the lower layer reinsurer, but not for the reinsurers on higher layers. Losses incurred in low layer reinsurance tend to be more predictable than those in high layers due to a higher expected frequency of losses.

    Reinsurers typically purchase reinsurance to cover their own risk exposure. The insurance or indemnification of reinsurance is called a retrocession. Reinsurance companies cede risks under retrocessional agreements to other reinsurers, commonly referred to as retrocessionaires, for reasons similar to those that cause primary insurers to purchase reinsurance, namely to reduce net liability on individual risks, to protect against catastrophic losses, to stabilize financial ratios and to obtain additional underwriting capacity. See "--Risk Management and Retrocession Arrangements."

BUSINESS STRATEGY

    The Company's business objective is to maximize profitability throughout the property and casualty underwriting cycle. The Company seeks to achieve this objective through a strategy of (i) marketing based upon client needs, referred to as its "whole account" approach, (ii) capitalizing on its financial resources and position as a direct writer by emphasizing long-term client relationships,
(iii) adjusting its mix of business to react to changing market conditions, (iv) maintaining a conservative investment portfolio and (v) utilizing prudent actuarial practices in pricing its business and establishing its loss and LAE reserves.

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

    The Company adjusts its mix of business as market conditions change and opportunities arise (e.g., property versus casualty, excess of loss versus pro rata, low versus moderate versus high hazard and attachment point). In the protracted soft market that currently exists, the Company tends to write more excess of loss business and opportunistic pro-rata treaties in order to better control the relationship between premiums received and the risk exposure underwritten. The Company also seeks to adjust its premiums written from period to period between the traditional and alternative markets, and domestic and international markets, based on opportunities presented.

    The Company follows a conservative investment strategy that primarily emphasizes maintaining a high-quality fixed income investment portfolio that generates high current income. The Company's current investment strategy does not contemplate material investment in non-investment grade securities, commercial real estate, or commercial mortgages. However, the Company has recently begun investing a prudent portion of its investment portfolio in publicly traded equity securities.

    The Company employs a staff of actuaries who are integrated into all of its major operating processes that include: account selection; risk evaluation; rating and pricing; return on equity modeling; consulting assistance to clients; and establishment of the Company's loss and LAE reserves. The Company believes this integration allows for a comprehensive, technical approach to pricing its business. Different actuarial units support the pricing for each of the Company's operating divisions. The Company also maintains a Reserve Analysis Unit which is responsible for continuously monitoring the Company's loss reserve position. This Unit works together with the rating and pricing actuaries in evaluating the Company's loss reserve position relative to its pricing levels and mix of business.

    The Company manages and diversifies its risk through the careful underwriting of risks, active claims management, the purchase of its retrocessional coverage and the selective commutation of certain reinsurance contracts. The Company's normal business practice is to retrocede that portion of risks presenting severity loss potential and to purchase additional reinsurance for catastrophic events. See "-- Risk Management and Retrocessional Arrangements."

MARKETING AND CUSTOMERS

    American Re's treaty and facultative products are marketed domestically to insurance companies by the Company's Domestic Insurance Company Operations ("DICO") and to the alternative market by AM-RE Managers ("ARMI"). Internationally, both types of products are marketed through International

Operations. See "--International Operations." Net written premium by operating unit by reinsurance type was as follows:

                                                           YEAR ENDED DECEMBER 31,
                                       ----------------------------------------------------------------
                                               1997                  1996                  1995
                                       --------------------  --------------------  --------------------
                                           $          %          $          %          $          %
                                       ---------  ---------  ---------  ---------  ---------  ---------
                                                            (DOLLARS IN MILLIONS)
DICO
    Treaty...........................  $ 1,304.1      52.2%  $   847.8      44.6%  $   672.9      41.3%
    Facultative......................      486.7      19.5       329.7      17.3       282.5      17.3
                                       ---------  ---------  ---------  ---------  ---------  ---------
        Total........................    1,790.8      71.7     1,177.5      61.9       955.4      58.6
ARMI
    Treaty...........................       96.4       3.9        99.5       5.2       101.1       6.2
    Facultative......................      177.4       7.1       182.8       9.6       192.5      11.8
                                       ---------  ---------  ---------  ---------  ---------  ---------
        Total........................      273.8      11.0       282.3      14.8       293.6      18.0
International Operations
    Treaty...........................      405.5      16.2       411.4      21.6       354.2      21.8
    Facultative......................       27.6       1.1        31.2       1.7        26.3       1.6
                                       ---------  ---------  ---------  ---------  ---------  ---------
        Total........................      433.1      17.3       442.6      23.3       380.5      23.4
Consolidated
    Treaty...........................    1,806.0      72.3     1,358.7      71.4     1,128.2      69.3
    Facultative......................      691.7      27.7       543.7      28.6       501.3      30.7
                                       ---------  ---------  ---------  ---------  ---------  ---------
        Grand Total..................  $ 2,497.7     100.0%  $ 1,902.4     100.0%  $ 1,629.5     100.0%
                                       ---------  ---------  ---------  ---------  ---------  ---------
                                       ---------  ---------  ---------  ---------  ---------  ---------

    Treaty marketing to insurance company clients through DICO currently focuses on small to medium sized regional property and casualty insurers with annual gross premiums of less than $500 million. In addition, DICO's recent marketing strategy has been broadened, to include a variety of differing insurance concerns, which include: large account specialists, national multiline insurers, personal lines companies, excess and specialty writers and professional line specialists. DICO's facultative business is marketed to both large primary insurers that comprise the largest segment of the commercial insurance market and smaller regional primary insurers whose commercial insurance risks are more limited in volume and scope.

    The Company's insurance and reinsurance marketing efforts in the alternative market through ARMI focus on large commercial insurance buyers, such as major corporations and governmental entities, seeking alternatives to the primary insurance companies that traditionally service these insurance buyers. These large commercial enterprises, which retain or self-insure risks (through captives, risk retention groups or other means) as an alternative to procuring traditional insurance, are developing the same financial concerns and administrative characteristics as insurance companies as they retain increasing levels of risk. ARMI works with insurance brokers, ultimate insureds and their captives or risk retention groups to provide specialized insurance/reinsurance coverages to fit their particular needs. To assist in its reinsurance business, American Re also operates with a primary insurance company, American Alternative Insurance Corporation ("American Alternative"), which primarily serves alternative market clients in addition to some DICO clients. (American Alternative and American Re-Insurance together are the "insurance/ reinsurance subsidiaries.")

    International Operations markets both treaty and facultative reinsurance outside the United States. International Operations maintains offices in fourteen major international cities: Beijing, Bogota, Brussels, Buenos Aires, Cairo, London, Melbourne, Mexico City, Montreal, Santiago, Singapore, Sydney, Tokyo and Toronto. The geographic diversity of the international market for reinsurance requires decentralized operations. To maintain quality performance under these circumstances, International Operations has staffed its offices with experienced local personnel. Approximately 59% of International Operations' business is treaty property, which includes ocean marine and aviation business.

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

INSURANCE/REINSURANCE UNDERWRITING

    The Company's property and casualty insurance/reinsurance business includes the insurance/reinsurance of risks set forth in the following table by statutory annual statement line of business classifications for the years ended December 31, as indicated:

                                                                   GAAP NET PREMIUMS WRITTEN
                                                ----------------------------------------------------------------
                                                             % OF                  % OF                  % OF
LINE OF BUSINESS                                  1997       TOTAL      1996       TOTAL      1995       TOTAL
----------------------------------------------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                     (DOLLARS IN MILLIONS)
Fire..........................................  $   194.1      7.8%   $   161.3      8.5%   $   170.0     10.4%
Allied lines..................................       35.2      1.4         29.0      1.5         26.7      1.6
Homeowners multi peril........................       69.2      2.8         53.9      2.8         34.5      2.1
Commercial multi peril........................      288.5     11.5        179.2      9.4        177.7     10.9
Ocean marine..................................       86.5      3.4         65.5      3.4         62.2      3.8
Inland marine.................................       46.6      1.9         23.1      1.2         26.0      1.6
Earthquake....................................       25.8      1.0         26.8      1.4         24.2      1.5
Workers' compensation.........................      367.6     14.7        411.1     21.6        338.3     20.8
Other liability...............................      407.2     16.3        384.7     20.2        310.6     19.1
Auto liability................................      586.7     23.5        367.8     19.3        282.0     17.3
Auto physical damage..........................      144.3      5.8         48.9      2.6         30.6      1.9
Fidelity and surety...........................       52.0      2.1         48.7      2.6         37.3      2.3
Other(1)......................................      194.0      7.8        102.4      5.5        109.4      6.7
                                                ---------  ---------  ---------  ---------  ---------  ---------
Line of business total........................  $ 2,497.7    100.0%   $ 1,902.4    100.0%   $ 1,629.5    100.0%
                                                ---------  ---------  ---------  ---------  ---------  ---------
                                                ---------  ---------  ---------  ---------  ---------  ---------

------------------------

(1) Includes premium amounts for lines of business such as, group and other accident and health, aircraft, glass, burglary and theft, boiler and machinery, credit, international bulk class codes, and American Re-Insurance Company (Chile) S.A.

    The Company generally seeks to avoid assuming material exposures for asbestos, environmental and other difficult risks. When, in the opinion of management, such exposures may be material under a particular contract, the insurance/reinsurance subsidiaries either exclude the exposure, set a limit for the potential for losses, or gain assurance that the ceding company is following conservative and professional claims and underwriting practices. See "--Reserves for Unpaid Losses and Loss Adjustment Expenses."

    In 1997, approximately 72%, or $1,806.0 million, of net premiums written were on a treaty basis, with the balance written on a facultative basis. This is consistent with the trend since 1993, when approximately 70%, or $952.5 million, of net premiums were written on a treaty basis and the remainder on a facultative basis. See the table "Summary Underwriting Data".

    The mix of insurance/reinsurance business based on statutory gross premiums written is set forth in the following table for the periods indicated:

                                                                   YEAR ENDED DECEMBER 31,
                              -------------------------------------------------------------------------------------------------
                                      1997                  1996                  1995                  1994            1993
                              --------------------  --------------------  --------------------  --------------------  ---------
                                                                    (DOLLARS IN MILLIONS)
Treaty Property
    Pro Rata................  $   658.6      21.5%  $   467.1      20.3%  $   419.4      20.9%  $   353.3      18.4%  $   320.0
    Excess..................      311.5      10.1       212.3       9.2       245.2      12.2       212.0      11.0       218.9
                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
        Total...............      970.1      31.6       679.4      29.5       664.6      33.1       565.3      29.4       538.9
Treaty Casualty
    Pro rata................      686.3      22.4       583.2      25.3       374.5      18.6       410.8      21.4       345.1
    Excess..................      452.3      14.7       311.3      13.5       320.2      16.0       360.9      18.8       245.3
                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
        Total...............    1,138.6      37.1       894.5      38.8       694.7      34.6       771.7      40.2       590.4
Facultative Property
    Pro rata................       71.5       2.3        73.0       3.2        59.1       3.0        56.0       2.9        51.1
    Excess..................      200.9       6.5       107.6       4.7        88.8       4.4        63.2       3.3        62.2
                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
        Total...............      272.4       8.8       180.6       7.9       147.9       7.4       119.2       6.2       113.3
Facultative Casualty
    Pro rata................       34.3       1.1         2.5       0.1         0.2       0.0         0.6       0.0         1.7
    Excess..................      655.5      21.4       546.6      23.7       499.2      24.9       466.3      24.2       393.3
                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
        Total...............      689.8      22.5       549.1      23.8       499.4      24.9       466.9      24.2       395.0
                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
        Grand Total.........  $ 3,070.9     100.0%  $ 2,303.6     100.0%  $ 2,006.6     100.0%  $ 1,923.1     100.0%  $ 1,637.6
                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------


Treaty Property
    Pro Rata................      19.5%
    Excess..................      13.4
                              ---------
        Total...............      32.9
Treaty Casualty
    Pro rata................      21.1
    Excess..................      15.0
                              ---------
        Total...............      36.1
Facultative Property
    Pro rata................       3.1
    Excess..................       3.8
                              ---------
        Total...............       6.9
Facultative Casualty
    Pro rata................       0.0
    Excess..................      24.1
                              ---------
        Total...............      24.1
                              ---------
        Grand Total.........     100.0%
                              ---------
                              ---------

    Excess of loss reinsurance is written on all layers of reinsurance, from the lower ("working") layers to the higher layers where claims are not reported until working layer coverage has been exhausted. Much of the Company's recent pro rata treaty growth emanates from several new treaties with growth-oriented, regional insurance companies, and various managing general agency arrangements.

    The following table sets forth certain information with respect to the treaty and facultative reinsurance written by American Re-Insurance for the periods indicated:

                                                                           YEAR ENDED DECEMBER 31,
                                                            -----------------------------------------------------
                                                              1997       1996       1995       1994       1993
                                                            ---------  ---------  ---------  ---------  ---------
                                                                            (DOLLARS IN MILLIONS)
Net Premiums Written:
    Treaty................................................  $ 1,806.0  $ 1,358.7  $ 1,128.2  $ 1,103.1  $   952.5
    Facultative...........................................      691.7      543.7      501.3      450.2      410.9
                                                            ---------  ---------  ---------  ---------  ---------
    Total net premiums written............................  $ 2,497.7  $ 1,902.4  $ 1,629.5  $ 1,553.3  $ 1,363.4
                                                            ---------  ---------  ---------  ---------  ---------
                                                            ---------  ---------  ---------  ---------  ---------
Net premiums earned:
    Treaty................................................    1,782.6  $ 1,304.8  $ 1,075.6  $ 1,047.4  $   886.1
    Facultative...........................................      703.5      491.9      455.3      414.0      363.8
                                                            ---------  ---------  ---------  ---------  ---------
    Total net premiums earned.............................  $ 2,486.1  $ 1,796.7  $ 1,530.9  $ 1,461.4  $ 1,249.9
                                                            ---------  ---------  ---------  ---------  ---------
                                                            ---------  ---------  ---------  ---------  ---------
Losses and LAE:
    Treaty................................................  $ 1,273.1  $   909.4  $   876.1  $   761.6  $   605.6
    Facultative...........................................      443.2      258.4      464.1      249.4      191.3
                                                            ---------  ---------  ---------  ---------  ---------
    Total losses and LAE..................................  $ 1,716.3  $ 1,167.8  $ 1,340.2(1) $ 1,011.0 $   796.9
                                                            ---------  ---------  ---------  ---------  ---------
                                                            ---------  ---------  ---------  ---------  ---------
Underwriting expenses:
    Treaty................................................  $   573.0  $   377.9  $   309.1  $   298.3  $   280.0
    Facultative...........................................      265.4      155.6      143.3      141.0      123.5
                                                            ---------  ---------  ---------  ---------  ---------
    Total underwriting expenses...........................  $   838.4  $   533.5  $   452.4  $   439.3  $   403.5
                                                            ---------  ---------  ---------  ---------  ---------
                                                            ---------  ---------  ---------  ---------  ---------
Underwriting gains (losses):
    Treaty................................................  $  (63.5)  $    17.5  $  (109.6) $   (12.5) $     0.5
    Facultative...........................................       (5.1)      77.9     (152.1)      23.6       49.0
                                                            ---------  ---------  ---------  ---------  ---------
    Total underwriting gains (losses).....................  $   (68.6) $    95.4  $  (261.7) $    11.1  $    49.5
                                                            ---------  ---------  ---------  ---------  ---------
                                                            ---------  ---------  ---------  ---------  ---------
Loss and LAE ratios:
    Treaty................................................       71.4%      69.7%      81.4%      72.7%      69.3%
    Facultative...........................................       63.0       52.5      101.9       60.3       52.3
    Total loss and LAE ratios.............................       69.0%      65.0%      87.5%(1)      69.2%      63.8%
Underwriting expense ratios:
    Treaty................................................       32.1%      29.0%      28.7%      28.5%      31.6%
    Facultative...........................................       37.7       31.6       31.5       34.1       34.0
    Total underwriting expense ratios.....................       33.8%      29.7%      29.6%      30.0%      32.3%
Combined ratios:
    Treaty................................................      103.5%      98.7%     110.1%     101.2%      99.9%
    Facultative...........................................      100.7       84.1      133.4       94.4       86.3
    Total combined ratios.................................      102.8%      94.7%     117.1%      99.2%      96.1%
Statutory combined ratios:
    Treaty................................................      106.3%     101.1%     115.7%     106.3%     103.9%
    Facultative...........................................       98.1       84.9      133.0       96.7       87.9
Total statutory combined ratios...........................      103.9%      96.6%     121.0%     103.8%      99.5%

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

    TREATY REINSURANCE. A treaty is a contractual arrangement between a primary insurer and a reinsurer under which the primary insurer must cede and the reinsurer must assume a specified portion of a type or category of risks. Accordingly, under its treaties, the Company assumes risks without having reviewed them individually, but rather, the review is on an overall portfolio basis.

    The Company actively solicits treaty clients that meet its underwriting criteria. Net treaty premium volume has grown approximately 90% from 1993 to 1997 due to premiums written from new clients, expansion of existing client accounts, and in 1997, the combination of results from MARC and the U.S. Branch.

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

    Generally, it is the Company's policy to conduct underwriting and claims audits of a client company before entering into any treaty with that client. Underwriting audits focus on the quality of the potential client's underwriting staff, the selection and pricing of risks, and its price monitoring system. Claims audits measure the success of the potential client in controlling claims and related costs and its ability to evaluate exposures quickly and to report them promptly. Once a treaty has been entered into, underwriting and claims audits of the client are regularly conducted as needed. Periodic reviews of clients' compliance with their reporting obligations under their reinsurance agreements are made.

INTERNATIONAL OPERATIONS

    The following table presents information with respect to the International Operations net premiums written by region for the periods indicated:

                                                                   YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------------------------
REGION                                           1997       TOTAL      1996       TOTAL      1995       TOTAL
---------------------------------------------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                    (DOLLARS IN MILLIONS)
Australia....................................  $    23.8      5.5%   $    30.4      6.9%   $    19.8      5.2%
Canada.......................................       31.7      7.3         29.0      6.6         26.0      6.8
Europe.......................................       88.4     20.4        108.5     24.5        102.0     26.8
Far East.....................................       15.7      3.6         20.6      4.7         21.2      5.6
Latin America................................      128.2     29.6        110.9     25.0         97.5     25.6
Middle East..................................       12.5      2.9         17.4      3.9         14.9      3.9
Southeast Asia...............................       20.3      4.7         18.9      4.3         19.0      5.0
Ocean Marine/Other(1)........................      112.5     26.0        106.9     24.1         80.1     21.1
                                               ---------  ---------  ---------  ---------  ---------  ---------
Region total.................................  $   433.1    100.0%   $   442.6    100.0%   $   380.5    100.0%
                                               ---------  ---------  ---------  ---------  ---------  ---------
                                               ---------  ---------  ---------  ---------  ---------  ---------

------------------------
(1) Includes ocean marine net premiums written that were underwritten in the New York office of $78.9 million, $47.5 million, and $44.3 million, for the years ended 1997, 1996, and 1995 respectively. Includes other international net premiums written, that were underwritten in the Princeton, New Jersey office of $87.5 million, $76.3 million, and $49.4 million, for the years ended 1997, 1996, and 1995 respectively. Also includes corporate retrocessional charges of $(54.0) million, $(16.9) million, and $(13.6) million, for the years ended 1997, 1996, and 1995 respectively.

    Substantially the same underwriting and reserve procedures are utilized for domestic and international reinsurance operations, although local political, economic and other factors are considered in pricing models, reserving evaluations and underwriting decisions. Underwriting standards for International Operations are maintained through a series of written guidelines authorized by the senior management of International Operations. Similarly, local limitations on the commitment of resources granted to each international location are controlled by International Operations' senior management and reviewed at least annually. Underwriting opportunities that fall outside the established class and/or limit parameters are referred to home office underwriters for evaluation prior to commitment.

FEE-BASED SERVICES

    In addition to its core reinsurance business, the Company, through various subsidiaries, offers a broad array of related services. These services include investment management, risk management, underwriting management, actuarial analysis, financial analysis, claims management, data processing, due diligence consulting for mergers and acquisitions, reinsurance and insurance brokerage, and captive and risk retention group management services. Such services have generated fees from clients of $41.2 million, $46.7 million, and $34.0 million in 1997, 1996, and 1995, respectively.

INVESTMENTS

    Munich Re Capital Management ("MRCM"), an affiliated investment advisor, is responsible for the management of the fixed income portion of the Company's portfolio. American Re Asset Management ("ARAM"), the Company's registered investment advisor, which was previously responsible for a portion of the fixed income portion of the portfolio, is now responsible for the Company's equity investments, in addition to providing operational support and advisory services to the Company. The Company employs two other investment advisory firms that manage portions of the Company's investment portfolio, one of whom specializes in foreign currency-denominated investments. These firms were chosen for their extensive experience with portfolio management, and the particular requirements of American Re.

    The Company follows a conservative investment strategy that emphasizes maintaining a high-quality investment portfolio and maximizing after-tax current income. The composition of the Company's investment portfolio for the periods ending December 31, was as follows:

FAIR VALUE BASIS

                                                              1997                  1996
                                                      --------------------  --------------------
                                                       AMOUNT     PERCENT    AMOUNT     PERCENT
                                                      ---------  ---------  ---------  ---------
                                                                (DOLLARS IN MILLIONS)
Fixed Maturities:
    U.S. Government and government agency bonds.....  $ 1,150.6      15.0%  $ 1,242.4      17.7%
    Municipal bonds.................................    1,763.8      23.0     1,587.7      22.7
    Mortgage backed securities......................    1,023.5      13.3     1,164.9      16.6
    Domestic corporate bonds........................    1,889.3      24.6     1,615.9      23.0
    Foreign bonds...................................      817.0      10.6       538.0       7.7
    Redeemable preferred stock......................       71.4       1.0        69.6       1.0
Equity securities...................................      293.3       3.8       211.5       3.0
Other investments...................................       22.9       0.3        24.2       0.4
Cash and cash equivalents...........................      641.6       8.4       553.1       7.9
                                                      ---------  ---------  ---------  ---------
        Total fair value............................  $ 7,673.4     100.0%  $ 7,007.3     100.0%
                                                      ---------  ---------  ---------  ---------
                                                      ---------  ---------  ---------  ---------

    The net increase in the financial statement value of investments and cash reflects underwriting results, reinvestment of investment income received, interest expense, income tax payments, and fair value adjustments on bonds classified as available for sale. There were $6,644.2 million and $6,148.9 million of bonds carried at fair value as available for sale securities at December 31, 1997 and 1996, respectively.

    The modified duration of the Company's bond portfolio, was estimated at 4.25 and 4.65 years at December 31, 1997, and 1996, respectively. The Company monitors the estimated duration of its insurance/reinsurance subsidiaries' asset position (3.5 years at December 31, 1997) and its insurance/reinsurance subsidiaries' liability position (3.1 years at December 31, 1997) to determine the strategic direction of its investment portfolio. In 1997, the Company primarily purchased taxable investments and increased purchases of tax-exempt investments, based on tax planning considerations. In 1996, the Company also primarily purchased taxable investments.

    The following table reflects investment results for the three-year period indicated:

INVESTMENT RESULTS

                                                                AVERAGE      PRE-TAX NET                   PRE-TAX
                                                              INVESTMENTS    INVESTMENT    EFFECTIVE    REALIZED NET
                                                                  (1)        INCOME (2)    YIELD (3)    CAPITAL GAINS
                                                             --------------  -----------  -----------  ---------------
                                                                               (DOLLARS IN MILLIONS)
Year ended December 31,
  1997.....................................................    $  7,340.4     $   427.5         5.8%      $    87.7
  1996.....................................................       4,130.0         248.2         6.0             4.8
  1995.....................................................       3,633.2         222.6         6.1             4.7

------------------------

(1) Simple average of beginning-of-period and end-of-period financial statement investments and cash for applicable periods. 1996 end-of-period total is not restated for the effects of the Merger. 1997 beginning-of-period total has been restated for the effects of the Merger. See "Management's Discussion and Analysis of the Company's Results of Operations and Financial Condition."

(2) After investment expenses, excluding net realized capital gains.

(3) Net pre-tax investment income for the period divided by average investments for the same period.

    The following table indicates the composition of the Company's bond portfolio by rating as assigned by Standard & Poor's at December 31:

FAIR VALUE BASIS

                                                                 1997                  1996
                                                         --------------------  --------------------
                                                          AMOUNT     PERCENT    AMOUNT     PERCENT
                                                         ---------  ---------  ---------  ---------
                                                                   (DOLLARS IN MILLIONS)
AAA....................................................  $ 3,815.7      57.4%  $ 3,659.9      59.5%
AA.....................................................    1,598.9      24.1     1,478.6      24.1
A......................................................      915.3      13.8       681.4      11.1
BBB....................................................      121.0       1.8       124.0       2.0
BB and below and not rated.............................      193.3       2.9       205.0       3.3
                                                         ---------  ---------  ---------  ---------
      Total fair value.................................  $ 6,644.2     100.0%  $ 6,148.9     100.0%
                                                         ---------  ---------  ---------  ---------
                                                         ---------  ---------  ---------  ---------

    The following table indicates the composition of the Company's bond portfolio by contractual maturity date at December 31:

FAIR VALUE BASIS

                                                                 1997                  1996
                                                         --------------------  --------------------
                                                          AMOUNT     PERCENT    AMOUNT     PERCENT
                                                         ---------  ---------  ---------  ---------
                                                                   (DOLLARS IN MILLIONS)
One year or less.......................................  $   433.0       6.5%  $   401.5       6.5%
Over one year through five years.......................    1,691.8      25.5     1,648.7      26.8
Over five years through ten years......................    2,275.7      34.3     2,141.6      34.9
Over ten years.........................................    1,220.2      18.3       792.2      12.9
Mortgage backed securities.............................    1,023.5      15.4     1,164.9      18.9
                                                         ---------  ---------  ---------  ---------
      Total fair value.................................  $ 6,644.2     100.0%  $ 6,148.9     100.0%
                                                         ---------  ---------  ---------  ---------
                                                         ---------  ---------  ---------  ---------

    At December 31, 1997 American Re-Insurance held approximately $101.8 million of strategic investments, mostly in its client companies, in the form of senior debt, subordinated debt, and preferred or common securities. The Company considers client company investments to be an important part of its whole account marketing approach. These client company investments allow American Re-Insurance an opportunity to integrate its various products and services, such as investment management and reinsurance brokerage, with the underwriting of reinsurance risks, adding value to these client relationships. While such investments are not expected to become a material part of the overall investment portfolio, American Re-Insurance will continue to engage in client company investment opportunities on a selected basis.

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

RESERVES FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

    GENERAL. The insurance/reinsurance subsidiaries are required to maintain reserves to cover their estimated ultimate liability for losses and LAE with respect to reported and unreported claims incurred as of the end of each accounting period (net of estimated related salvage and subrogation claims). These reserves are estimates that involve actuarial and statistical projections of the expected cost of the ultimate settlement and administration of claims based on facts and circumstances then known, predictions of future events, estimates of future trends in claims severity and other variable factors. The inherent uncertainties of estimating loss reserves are exacerbated for reinsurers by the significant periods of time that often elapse between the occurrence of an insured loss, the reporting of the loss to the primary insurer and, ultimately, to the reinsurer, and the primary insurer's payment of that loss and subsequent indemnification by the reinsurer (the "tail"). As a consequence, actual losses and LAE paid may deviate, perhaps substantially, from estimates reflected in the insurance/reinsurance subsidiaries' reserves in their financial statements. If actual net losses and LAE paid exceed the insurance/reinsurance subsidiaries' net reserves, the Company's net income will be reduced in the year determined.

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

    In accordance with industry practice, the Company maintains incurred but not reported ("IBNR") loss reserves. Such reserves are established to provide for future case reserves and loss payments on incurred claims that have not yet been reported to an insurer or reinsurer. In calculating its IBNR reserves, the insurance/reinsurance companies use generally accepted actuarial reserving techniques that take into account quantitative loss experience data, together, where appropriate, with qualitative factors. IBNR reserves are based on loss experience and are grouped both by class of business and by accident year. IBNR reserves are also adjusted to take into account certain factors such as changes in the volume of business written, reinsurance contract terms and conditions, the type of business, claims processing and other variable factors that can be expected to affect the Company's liability for losses over time.

    The management of the Company believes that its reserves for losses and LAE are adequate. To the extent reserves prove to be inadequate after taking into account available retrocessional coverage, the Company would have to augment such reserves and incur a charge to earnings.

    CHANGES IN HISTORICAL RESERVES. The following table shows the year-end reserves from 1987 through 1997, and the subsequent changes in those reserves, presented on a combined basis for the Company, MARC, and the U.S. Branch. The following data is not accident year data, but a display of 1987 through 1997 year-end reserves and the subsequent changes in those reserves. For instance, the "Redundancy (Deficiency)" shown in the table for each year represents the aggregate amount by which original estimates of reserves at that year-end have changed in subsequent years. Accordingly, the cumulative deficiency for a year relates only to reserves at that year-end and such amounts are not additive. For example, the initial year end 1987 reserves have developed a $836 million deficiency through December 31, 1997.

            CHANGES IN HISTORICAL RESERVES FOR UNPAID LOSSES AND LAE FOR THE LAST TEN YEARS--GAAP BASIS AS OF DECEMBER 31, 1997

                                                                                  DECEMBER 31,
                                             --------------------------------------------------------------------------------------
                                               1987       1988       1989       1990       1991       1992       1993       1994
                                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

                                                                             (DOLLARS IN MILLIONS)
Net liability for unpaid losses and LAE....  $   2,555  $   2,936  $   3,025  $   3,203  $   3,267  $   3,254  $   3,573  $   3,922
Paid (cumulative) as of:
One year later.............................  $     590  $     821  $     634  $     811  $     864  $     739  $     889  $   1,076
Two years later............................      1,155      1,211      1,201      1,423      1,318      1,316      1,566      1,787
Three years later..........................      1,441      1,604      1,700      1,755      1,667      1,791      2,058      2,303
Four years later...........................      1,738      1,995      1,949      2,004      1,985      2,137      2,421
Five years later...........................      2,049      2,179      2,131      2,243      2,252      2,414
Six years later............................      2,211      2,327      2,326      2,463      2,483
Seven years later..........................      2,335      2,491      2,511      2,669
Eight years later..........................      2,474      2,663      2,688
Nine years later...........................      2,633      2,824
Ten years later............................      2,781
Net liability re-estimated as of:

End of year................................  $   2,555  $   2,936  $   3,025  $   3,203  $   3,267  $   3,254  $   3,573  $   3,922
One year later.............................      2,691      3,012      3,073      3,258      3,194      3,317      3,640      4,369
Two years later............................      2,731      3,055      3,113      3,183      3,224      3,363      3,986      4,397
Three years later..........................      2,803      3,107      3,048      3,216      3,244      3,666      4,017      4,347
Four years later...........................      2,878      3,061      3,077      3,225      3,474      3,686      4,009
Five years later...........................      2,870      3,086      3,087      3,472      3,493      3,705
Six years later............................      2,904      3,107      3,357      3,489      3,558
Seven years later..........................      2,935      3,388      3,391      3,600
Eight years later..........................      3,240      3,431      3,505
Nine years later...........................      3,293      3,515
Ten years later............................      3,391

Redundancy (Deficiency)....................  $    (836) $    (579) $    (480) $    (397) $    (291) $    (451) $    (436) $    (425)


                                               1995       1996       1997
                                             ---------  ---------  ---------

Net liability for unpaid losses and LAE....  $   4,501  $   4,849  $   5,103
Paid (cumulative) as of:
One year later.............................  $   1,124  $   1,295
Two years later............................      1,895
Three years later..........................
Four years later...........................
Five years later...........................
Six years later............................
Seven years later..........................
Eight years later..........................
Nine years later...........................
Ten years later............................
Net liability re-estimated as of:
End of year................................  $   4,501  $   4,849  $   5,103
One year later.............................      4,512      4,920
Two years later............................      4,610
Three years later..........................
Four years later...........................
Five years later...........................
Six years later............................
Seven years later..........................
Eight years later..........................
Nine years later...........................
Ten years later............................
Redundancy (Deficiency)....................  $    (109) $     (71)

                                                                     1993       1994       1995       1996       1997
                                                                   ---------  ---------  ---------  ---------  ---------
Gross liability--end of year.....................................  $   5,730  $   6,080  $   7,043  $   7,192  $   7,509
Reinsurance recoverables on unpaid losses........................      2,157      2,158      2,542      2,343      2,406
                                                                   ---------  ---------  ---------  ---------  ---------
Net liability--end of year.......................................      3,573      3,922      4,501      4,849      5,103

Gross re-estimated liability--latest.............................  $   6,274  $   6,456  $   7,012  $   7,276
Re-estimated reinsurance recoverables on latest unpaid losses....      2,265      2,109      2,402      2,356
                                                                   ---------  ---------  ---------  ---------
Net re-estimated liability--latest...............................      4,009      4,347      4,610      4,920
Gross cumulative redundancy (deficiency).........................  $    (544) $    (376) $      32  $     (84)

    The reconciliation between statutory basis and GAAP basis reserves for each of the three years in the period ended December 31, 1997, is shown below:

              RECONCILIATION OF RESERVES FOR UNPAID LOSSES AND LAE
                       FROM STATUTORY BASIS TO GAAP BASIS

                                                                          DECEMBER 31,
                                                                 -------------------------------
                                                                   1997       1996       1995
                                                                 ---------  ---------  ---------
                                                                      (DOLLARS IN MILLIONS)
Statutory reserves.............................................  $ 5,196.1  $ 3,129.5  $ 2,856.9
Adjustments to a GAAP basis(1).................................      (93.3)     (27.1)     (12.3)
Reinsurance recoverables on unpaid losses......................    2,406.1    1,789.1    1,945.4
                                                                 ---------  ---------  ---------
Reserves on a GAAP basis.......................................    7,508.9    4,891.5    4,790.0
Merger-related adjustment(2)...................................     --        2,300.8     --
                                                                 ---------  ---------  ---------
Reserves (1996 restated).......................................  $ 7,508.9  $ 7,192.3  $ 4,790.0
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------

------------------------

(1) Consists primarily of the application of risk transfer rules of FAS No. 113 for all three years and the addition of American Re-Insurance Company (Chile) S.A. loss reserves at December 31 for 1995.

(2) 1996 Balance Sheet data has been restated to reflect the July 1997 Merger. See "Management's Discussion and Analysis of the Company's Results of Operation and Financial Condition."

              RECONCILIATION OF RESERVES FOR UNPAID LOSSES AND LAE
                                  (GAAP BASIS)

                                                                   YEAR ENDED DECEMBER 31,
                                                               -------------------------------
                                                                 1997       1996       1995
                                                               ---------  ---------  ---------
                                                                    (DOLLARS IN MILLIONS)
Reserves at beginning of period..............................  $ 7,192.3  $ 4,790.0  $ 3,971.9
Reinsurance recoverable on unpaid losses.....................   (2,343.6)  (1,945.4)  (1,650.0)
                                                               ---------  ---------  ---------
Net reserves at beginning of period..........................    4,848.7    2,844.6    2,321.9
Net incurred related to:
  Current period.............................................    1,642.1    1,167.7      902.3
  Prior periods..............................................       74.2        0.1      437.9
                                                               ---------  ---------  ---------
Total net incurred...........................................    1,716.3    1,167.8    1,340.2
                                                               ---------  ---------  ---------
Net paid related to:
  Current period.............................................      167.5       89.5       75.4
  Prior periods..............................................    1,294.7      820.5      742.1
                                                               ---------  ---------  ---------
Total net paid...............................................    1,462.2      910.0      817.5
                                                               ---------  ---------  ---------

Net reserves at end of period................................    5,102.8    3,102.4    2,844.6
  Merger-related adjustment(1)...............................     --        1,746.3     --
                                                               ---------  ---------  ---------
Net reserves at end of period (1996 restated)................    5,102.8    4,848.7    2,844.6

Reinsurance recoverables on unpaid losses....................    2,406.1    1,789.1    1,945.4
  Merger-related adjustment(1)...............................     --          554.5     --
                                                               ---------  ---------  ---------
Reinsurance recoverables on unpaid losses (1996 restated)....    2,406.1    2,343.6    1,945.4

Reserves at end of year......................................  $ 7,508.9  $ 7,192.3  $ 4,790.0
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

------------------------

(1) 1996 Balance Sheet data has been restated to reflect the July 1997 Merger. See "Management's Discussion and Analysis of the Company's Results of Operation and Financial Condition."

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

    As this information flow improved and actuarial and claims methodologies evolved, the Company undertook and concluded a major initiative to reevaluate its reserves for Latent Liability Exposures in the fourth quarter of 1995. As a result of this reevaluation in the fourth quarter of 1995, the Company increased its gross IBNR loss reserves for Latent Liability Exposures, which primarily relate to accident years prior to 1986, by $587.0 million. Cessions to specific retrocessional arrangements, net of a reserve for uncollectible reinsurance for this reserve charge, were $119.0 million. As a result, the net increase to loss reserves for Latent Liability Exposures recognized by the Company at December 31, 1995, was $468.0 million. After cession to the Cover (as discussed below), the net charge for loss reserve strengthening was $347.4 million ($231.0 million, net of tax.)

    The charge for loss reserve strengthening, prior to cession to the Cover, for Latent Liability Exposures recorded at December 31, 1995, was as follows:

                                                                                           ENVIRONMENTAL-
                                                                                          RELATED & OTHER
                                                                        ASBESTOS           LATENT LOSSES             TOTAL
                                                                  --------------------  --------------------  --------------------
                                                                    GROSS       NET       GROSS       NET       GROSS       NET
                                                                  ---------  ---------  ---------  ---------  ---------  ---------
                                                                                       (DOLLARS IN MILLIONS)
Reserve for incurred but not reported losses....................  $   306.0  $   227.0  $   281.0  $   206.0  $   587.0  $   433.0
Uncollectible reinsurance.......................................     --         --         --         --         --           35.0
                                                                  ---------  ---------  ---------  ---------  ---------  ---------
Total...........................................................  $   306.0  $   227.0  $   281.0  $   206.0  $   587.0  $   468.0
                                                                  ---------  ---------  ---------  ---------  ---------  ---------
                                                                  ---------  ---------  ---------  ---------  ---------  ---------

    The Company had no adverse loss development for Latent Liability Exposures during 1997 or 1996.

    The Company had Latent Liability Exposure Loss Reserves, prior to cession to the Cover, at December 31, as follows:

                                                                                     1997                  1996
                                                                             --------------------  --------------------
                                                                               GROSS       NET       GROSS       NET
                                                                             ---------  ---------  ---------  ---------
                                                                                       (DOLLARS IN MILLIONS)
Asbestos...................................................................  $   457.7  $   297.1  $   499.9  $   326.6
Environmental-Related and Other Latent Liability...........................      327.9      218.6      391.6      273.9
                                                                             ---------  ---------  ---------  ---------
Total......................................................................  $   785.6  $   515.7  $   891.5  $   600.5
                                                                             ---------  ---------  ---------  ---------
                                                                             ---------  ---------  ---------  ---------

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

    Travelers Property Casualty Corp., as successor to Aetna Casualty and Surety Company ("Aetna Casualty") ("Travelers") provides indemnification in the form of an Adverse Loss Agreement (the "Cover") for adverse development of losses and allocated loss adjustment expenses of $500.0 million representing an 80% pro rata share (American Re-Insurance retains the remaining 20%) of up to $625.0 million of losses in excess of $2,700.0 million incurred on or prior to December 31, 1991. The charge for the Latent Liability Exposure resulted in a cession by American Re to the Cover. At December 31, 1997, the reinsurance recoverable balance from Travelers was $252.5; thus there is $247.5 of limit remaining to cover additional adverse loss development for losses incurred on or prior to December 31, 1991.

    Latent Liability Exposure loss reserves at December 31, 1997 and 1996, represent best estimates drawn from a range of possible outcomes based upon currently known facts, projected forward for additional claimants using assumptions and methodologies considered reasonable. Notwithstanding this addition to reserves and the remaining protection under the Cover, there can be no assurance that future losses resulting from these exposures will not materially adversely affect future earnings.

    The following table presents three calendar years of development of losses and LAE reserves associated with Latent Liability Exposures, including case and IBNR reserves. The application of reinsurance recoveries to calculate net incurred and net paid losses, and the reinsurance recoverables on unpaid losses, are based on specific reinsurance contracts only, before the application of any adverse loss coverage for 1992 and prior years, which are not allocated to specific causative events. --SEE TRAVELERS ADVERSE LOSS COVER.

                             THREE YEAR DEVELOPMENT
                              ASBESTOS LIABILITIES

                                                                          YEAR ENDED DECEMBER 31,
                                                                      -------------------------------
                                                                        1997       1996       1995
                                                                      ---------  ---------  ---------
                                                                           (DOLLARS IN MILLIONS)
Gross Basis:
    Beginning net reserve balance...................................  $   499.8  $   519.9  $   263.8
    Incurred loss and LAE...........................................     --         --          352.3
    Loss and LAE paid...............................................       42.1       65.8       96.2
                                                                      ---------  ---------  ---------
    Ending reserve balance..........................................      457.7      454.1      519.9
    Merger-related adjustment(1)....................................     --           45.7     --
                                                                      ---------  ---------  ---------
    Ending reserve balance (1996 restated)..........................  $   457.7  $   499.8  $   519.9
                                                                      ---------  ---------  ---------
                                                                      ---------  ---------  ---------
Net Basis:
    Beginning net reserve balance...................................  $   326.6  $   328.5  $   117.6
    Incurred loss and LAE...........................................     --         --          252.4
    Loss and LAE paid...............................................       29.5       37.2       41.5
                                                                      ---------  ---------  ---------
    Ending reserve balance..........................................      297.1      291.3      328.5
    Merger-related adjustment(1)....................................     --           35.3     --
                                                                      ---------  ---------  ---------
    Ending reserve balance (1996 restated)..........................  $   297.1  $   326.6  $   328.5
                                                                      ---------  ---------  ---------
                                                                      ---------  ---------  ---------

------------------------

(1) 1996 Balance Sheet data has been restated to reflect the July 1997 Merger. See "Management's Discussion and Analysis of the Company's Results of Operation and Financial Condition."

                           ENVIRONMENTAL-RELATED AND
                            OTHER LATENT LIABILITIES

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1997       1996       1995
                                                                                       ---------  ---------  ---------
                                                                                            (DOLLARS IN MILLIONS)
Gross Basis:
    Beginning net reserve balance....................................................  $   391.6  $   427.2  $   145.3
    Incurred loss and LAE............................................................     --         --          315.7
    Loss and LAE paid................................................................       63.7       91.2       33.8
                                                                                       ---------  ---------  ---------
    Ending reserve balance...........................................................      327.9      336.0      427.3
      Merger-related adjustment(1)...................................................     --           55.6     --
                                                                                       ---------  ---------  ---------
    Ending reserve balance (1996 restated)...........................................  $   327.9  $   391.6  $   427.2
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
Net Basis:
    Beginning net reserve balance....................................................  $   273.9  $   282.6  $    73.2
    Incurred loss and LAE............................................................     --         --          229.0
    Loss and LAE paid................................................................       55.3       50.7       19.6
                                                                                       ---------  ---------  ---------
    Ending reserve balance...........................................................      218.6      231.9      282.6
      Merger-related adjustment(1)...................................................     --           42.0     --
                                                                                       ---------  ---------  ---------
    Ending reserve balance (1996 restated)...........................................  $   218.6  $   273.9  $   282.6
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

------------------------

(1) 1996 Balance Sheet data has been restated to reflect the July 1997 Merger. See "Management's Discussion and Analysis of the Company's Results of Operation and Financial Condition."

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

    TRAVELERS ADVERSE LOSS COVER. Travelers provides indemnification in the form of the Cover for adverse development of losses and allocated loss adjustment expenses of $500.0 million, representing an 80% pro rata share (American Re-Insurance will retain the remaining 20%) of up to $625.0 million of losses in excess of $2.7 billion incurred on or prior to December 31, 1991.

    For purposes of calculating when the Cover attachment point of $2.7 billion is reached, American Re-Insurance's statutory loss reserves of $2.05 billion at December 31, 1991, are grossed up for the $285.0 million aggregate limit under American Re-Insurance's 1988 and 1990 National Indemnity adverse loss covers, which are retrocessions that provide supplemental protection to existing loss reserves. The addition of the 1988 and 1990 National Indemnity adverse loss covers brings the effective amount of loss reserves for pre-1992 losses to $2,338.0 million. Coverage for financial guarantee reinsurance losses on business written on or prior to December 31, 1991, is available under the agreement for net losses and ALAE in excess of the financial guarantee unearned premium reserve of $9.4 million held at December 31, 1991, regardless of the accident date of loss, subject to the $2.7 billion attachment point being reached. The Cover provides that Travelers will retrocede all of its liabilities and obligations under the agreement to Aetna, Inc. (the former parent of Aetna Casualty which was merged into Travelers) ("Aetna") pursuant to a separate retrocessional agreement and Aetna will become obligated to pay all such retroceded liabilities if Travelers does not pay such liabilities. The Cover remains effective through the natural expiration of all covered liabilities but may be commuted commencing in 1998 in accordance with its terms. The 1997 and 1996 cessions to the Cover are described in "--CHARGE FOR LOSS RESERVE STRENGTHENING" above.

CLAIMS

    Specific claims are reviewed and monitored by the Claims Division. The Claims Division is centralized in the home office. Claims are also handled regionally by various claims personnel in certain domestic and international offices, namely Chicago, Columbus, New York, and San Francisco (domestically) and Brussels, Santiago, Sydney, and Toronto (internationally). Claims administration includes reviewing initial loss reports, monitoring claims handling activities of clients, requesting additional information where appropriate, recommending proper reinsurance case reserves and approving payment of individual claims. In addition to reviewing claims and discussing claims issues with ceding companies, the Claims Division conducts periodic reviews of both specific claims and overall claims handling procedures at the offices of client companies. Before entering into a reinsurance agreement with a prospective primary insurer, the Claims Division is usually requested to conduct an on-site claims review of the client's claims operations. These reviews are designed to determine whether the prospective client uses proper investigatory techniques, is reserving properly, has sufficient staff and follows appropriate claims processing procedures. The Company relies upon its ability to monitor effectively the claims handling and claims reserving practices of ceding companies in order to establish the proper reinsurance premium for reinsurance agreements and to establish proper loss reserves. See also "--Insurance/Reinsurance Underwriting."

RISK MANAGEMENT AND RETROCESSION ARRANGEMENTS

    The Company purchases reinsurance to manage its own risk exposures. The insurance or indemnification of reinsurance is called a retrocession, and a reinsurer of a reinsurer is called a retrocessionaire. Reinsurance companies enter into retrocessional agreements for reasons similar to those that cause primary insurers to purchase reinsurance, namely to reduce net liability on individual risks, to protect against catastrophic losses, to stabilize their financial ratios and to obtain additional underwriting capacity. Generally, retrocessional agreements are contracts that are renewable on an annual basis, but that may be terminated by either party upon notice stated in the agreement. A retrocessionaire that does not renew a retrocession with a reinsurer is not discharged from existing liabilities to the reinsurer under the contract. A retrocession does not discharge a reinsurer from liability to its clients.

    The retrocessional coverages purchased by the Company include (i) routine coverage for its property and casualty business, (ii) casualty clash coverage for potential accumulation of liability in its casualty business from treaties and facultative agreements covering losses arising from the same event or occurrence, (iii) catastrophe retrocessions for its property business, (iv) stop loss protection (excess of loss reinsurance that indemnifies the company against losses that exceed a specific retention), and (v) quota share treaties that enhance underwriting capacity.

    In conformity with Financial Accounting Standard No. 113, the Company has stated reinsurance recoverables (including amounts related to claims incurred but not reported) and prepaid reinsurance premiums as assets. The Company will record an uncollectible reserve when it believes that it is probable that it will not be able to collect a receivable from a retrocessionaire. At December 31, 1997, the Company maintained a reserve for uncollectible reinsurance and premiums and other receivables of $80.1 million.

    The Company adheres to specified limits on the amount of exposure to single risks that it will accept and purchases retrocessions to reduce its per risk exposure. Generally, for treaty and facultative casualty, the per risk limit accepted is $10.0 million, on selected cases up to $25.0 million, with capacity to $50.0 million. For property business, the per risk limit accepted for treaty business is $10.0 million and on selected cases up to $41.0 million and for facultative business is $10.0 million and on selected cases up to $166.0 million. After retrocessions, for casualty business, $10.0 million net is retained per treaty risk, but can expand to $15.0 million on a selected basis, and up to $6.5 million net per risk for facultative. After retrocessions, and prior to co-participation, if any, for its property business, $2.5 million net is generally retained per risk for treaty and up to $3.5 million net per risk for facultative. The Company will consider expanding both its maximum per risk acceptance, and its net retentions for both property and casualty business, on a selected basis, dependent upon a specific client's needs.

    Currently, the Company maintains retrocessional coverage for property and casualty clash events for treaty and facultative business, where treaty or facultative agreements are exposed to a loss from two or more products and/or reinsureds involved in a common occurrence. For property business, treaty and facultative agreements are covered in excess of $15.0 million each and every occurrence. For casualty business, treaty and facultative agreements are covered in excess of $10.0 million each and every occurrence.

    The Company purchases catastrophe retrocessions for both its treaty and facultative property business. Property catastrophe retrocessions cover the potential accumulation of all property exposures that may be involved in the same catastrophe, such as an earthquake or hurricane. Catastrophe retrocessions provide $400.0 million of coverage, for a catastrophic event in excess of $100.0 million of retained losses. The $400.0 million of retrocessional coverage is reduced by two factors: (i) a reduction of $26.49 million, due to shortfalls in the placement of the retrocessional program; and (ii) co-participation of $0.26 million by the Company, which is customary in the industry. Thus, if the Company's exposure to a domestic catastrophe loss aggregated $500 million, the Company would retain $126.75 million of catastrophe losses. Upon payment of additional premiums, the coverage may be reinstated for additional events.

    In July 1997 as part of the catastrophe retrocessional program, the Company renewed the quota share retrocessional program whereby the Company ceded 1.719% of its consolidated net premiums written to the quota share participants. In return, the Company received commission offset as well as catastrophe reinsurance protection. The cession of premiums written in 1997 for the quota share portion of the program was $42.4 million.

    Changing domestic and international reinsurance markets impact the retrocessional capacity available to all companies. This is particularly true following years in which worldwide catastrophic events have placed considerable pressure on profitability and returns on equity throughout the industry. The Company has successfully managed its exposure to changing retrocessional capacity levels in the past by diversifying it selection of retrocessionaires and expects to continue to minimize risks associated with fluctuations in the underwriting cycle. In accordance with the Company's underwriting guidelines, diversified retrocessional capacity is obtained through Munich Re and its affiliated companies, through existing trading relationships with retrocessional markets accessed on a direct basis or through Am-Re Brokers, and through additional potential retrocessional markets surfaced through the Company's continuing global expansion.

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

    As of December 31, 1997, the insurance/reinsurance subsidiaries had in place retrocessional arrangements with approximately 750 retrocessionaires, and $2,491.7 million of accrued retrocessional recoverables on paid and unpaid losses and LAE (including IBNR). In structuring their retrocessional programs, the insurance/reinsurance subsidiaries have placements with certain retrocessionaires that result in sizable reinsurance recoverable obligations to the insurance/reinsurance subsidiaries. Certain select retrocessionaires participate in many of the insurance/reinsurance subsidiaries' retrocessional coverages including quota share, working layer excess of loss, catastrophe, and stop loss programs as well as specific cessions of assumed business. Cessions of significant amounts to a single retrocessionaire are contemplated only when excellent financial strength and/or the ability to collateralize obligations are clearly demonstrated. As of December 31, 1997, a total of $604.9 million of accrued retrocessional recoverables on paid and unpaid losses (24.3% of total retrocessional recoverables) were attributable to National Indemnity Company (which had an A.M. Best rating of "A++ (Superior)" at December 31, 1997), $293.0 million (11.8% of total retrocessional recoverables) to Allianz A.G. Holdings (which had an A.M. Best rating of "A+" at December 31, 1997). Except as described above, recoverable amounts attributable to any one or related groups of retrocessionaires did not in the aggregate exceed 10% of the insurance/reinsurance subsidiaries' statutory surplus.

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

EMPLOYEES

    At December 31, 1997, the Company and its subsidiaries employed a total of approximately 1,557 persons. None of these employees are represented by a labor union and the Company believes that its employee relations are good.

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

    AMERICAN RE-INSURANCE. The regulation and supervision to which reinsurance is subject relate primarily to licensing requirements of reinsurers, the standards of solvency that must be met and maintained, the nature of and limitations on investments, restrictions on the size of risks which may be insured, deposits of securities for the benefit of ceding companies, methods of accounting, periodic examinations of the financial condition and affairs of reinsurers, the form and content of financial statements required to be filed with state insurance regulators, and reserves for unearned premiums, losses and other purposes. In general, such regulation is for the protection of the ceding companies and, ultimately, their policyholders, rather than security holders. American Re-Insurance's management believes that American Re-Insurance and its subsidiaries are in material compliance with all applicable laws and regulations pertaining to their business and operations.

    AMERICAN ALTERNATIVE. In order to write primary insurance business primarily for the alternative market, American Alternative must comply with substantial regulatory requirements in each state where it does business. In addition to the rate and policy form requirements mentioned above, depending upon the nature of the primary business being written and the production sources for the business, these regulatory requirements include, but are not limited to, requirements with regard to licensing, the producer distribution system, the rate and policy form filing process, participation in residual markets, and claims handling procedures. This regulation is primarily designed for the protection of policyholders. The Company's management believes that American Alternative is in material compliance with all applicable laws and regulations pertaining to its business and operations.

    LICENSES. American Re-Insurance is licensed to transact insurance or reinsurance business in all fifty states, the District of Columbia, Puerto Rico, Canada (including the provinces of Ontario and Quebec), Australia, Singapore and the United Kingdom. American Re-Insurance Company (Chile) S.A. is a licensed reinsurer in Chile. In addition, American Re-Insurance and/or one or more of its subsidiaries or affiliates is licensed or registered to transact business in Argentina, Australia, Belgium, Bermuda, Bolivia, Canada, Chile, China, Columbia, Ecuador, Egypt, Japan, Mauritius, Mexico, New Zealand, Paraguay, Peru, Singapore, South Africa, the United Kingdom, Uruguay and Venezuela.

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

    TRIENNIAL EXAMINATIONS. Insurance Departments usually conduct examinations of domiciled insurers and reinsurers every three years, and may do so at such other times as are deemed advisable by the Insurance Commissioner. The most recent examination of American Re-Insurance by the Delaware Insurance Department (which concluded in 1996) covers the period January 1, 1992 to December 31, 1994. The examination report was issued by the Department on August 25, 1997 and had no material adverse findings. The most recent examination of American Alternative by the New York Insurance Department (which concluded in 1996) covers the period January 1, 1994 to December 31, 1994. The Department's report on such examination has been issued and had no material adverse findings.

    INSURANCE REGULATORY INFORMATION SYSTEM RATIOS. The National Association of Insurance Commissioners (the "NAIC") annually calculates 12 financial ratios to assist state insurance departments in monitoring the financial condition of insurance companies. Results are compared against a "usual range" of results for each ratio, established by the NAIC. Although American Re has not received the official IRIS test results for 1997, American Re believes that no 1997 test results are outside of the usual range of results for each test. In 1997, American Alternative had one ratio outside of the usual range: the change in net writings ratio favorably exceeded the ceiling ratio value of 33%; the 1997 ratio result of 122% is attributable to expanded writings as the company continues to grow.

    RISK BASED CAPITAL. The NAIC has adopted a risk based capital standard for property and casualty insurance (and reinsurance) companies. American Re-Insurance included in its 1997 annual statement filing with the Insurance Department of the State of Delaware an adjusted surplus to policyholders of $2,046.3 million, well in excess of the authorized control level risk based capital total of $698.0 million. American Alternative included in its 1997 annual statement filing with the New York Insurance Department an adjusted surplus to policyholders of $100.4 million, well in excess of the authorized control level risk based capital total of $2.8 million.

    INSURANCE HOLDING COMPANY REGULATIONS. The insurance holding company laws and regulations vary from state to state, but generally require an insurance holding company to register with the state regulatory authorities and file certain reports that include current information concerning the capital structure, ownership, management, financial condition and general business operations of the insurance holding company and its subsidiary insurers which are licensed in the state. State holding company laws and regulations with respect to domestic insurers also require prior notice or regulatory approval of changes in control of an insurer or its holding company and of material inter-affiliate transactions within the holding company structure. See "--Dividends."

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

    Under the Delaware Insurance Code, no Delaware insurer may pay any (i) dividend or distribution without 10 days' prior notice to the Delaware Insurance Department or (ii) "extraordinary" dividend or distribution until (a) 30 days after the Delaware Insurance Commissioner has received notice of the declaration thereof and has not within such period disapproved such payment or (b) the Delaware Insurance Commissioner has approved such payment within the 30-day period. Under the Delaware Insurance Code, an "extraordinary" dividend for a property and casualty insurer is a dividend, the amount of which, when taken together with all other dividends made in the preceding twelve months, exceeds the greater of (i) 10% of an insurer's statutory surplus as of the end of the prior calendar year or (ii) the insurer's statutory net income, not including realized capital gains, for the prior calendar year. Under this definition, as of December 31, 1997, the maximum amount available for the payment of dividends by American Re-Insurance during 1998 without prior approval of regulatory authorities will be $230.1 million. No prediction can be made as to whether any legislative proposals relating to dividend rules in Delaware will be made, whether any such legislative proposal will be adopted in the future, or the effect, if any, any such proposal would have on the Company or American Re-Insurance.

    As of December 31, 1997, American Alternative could declare dividends of $10.7 million during 1998, to the extent it had earned surplus available at the date of declaration, without approval of the Superintendent of Insurance for the State of New York.

LEGISLATIVE AND REGULATORY PROPOSALS

    From time to time, various regulatory and legislative changes have been proposed in the insurance and reinsurance industry, which may have an effect on reinsurers. Some states have adopted, or are considering adopting, laws, regulations and administrative practices which, among other things, may limit the ability of primary insurance companies to effect premium rate increases or to cancel or not renew existing policies. Additionally, a number of states are considering insurance company liquidation procedures that may significantly increase and accelerate the payment of reinsurance obligations, or otherwise alter contractual rights of reinsurers. The Company is unable to predict whether any of these laws, regulations and administrative packages will be adopted in additional states, the form in which any such laws and regulations would be adopted in additional states, or the effect, if any, these developments will have on the operations and financial condition of the Company, American Re-Insurance or American Alternative.

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

ITEM 2. PROPERTIES

    The Company owns approximately 424,000 square feet of space in four contiguous executive office properties in Princeton, New Jersey, on land owned by Princeton University and subject to long-term ground leases. The Company also owns properties for its foreign subsidiaries and representative offices totaling 18,545 square feet in Mexico City, Cairo, Santiago, Bogota and Buenos Aires.

    The Company also rents office space totaling approximately 450,000 square feet in Atlanta, Boston, Burlington (VT), Chicago, Columbus, Dallas, Denver, Florham Park (NJ), Hartford, Honolulu, Kansas City (KS), Los Angeles, Minneapolis, New York, Philadelphia, San Francisco, Seattle, Woodland Hills
(CA), Brussels, Beijing, Melbourne, Sydney, Bermuda, Montreal, Toronto, Tokyo, Singapore and London. As a result of the Merger, American Re-Insurance assumed the lease obligations of MARC. American Re-Insurance is in the process of determining its needs with respect to such space which may include terminating certain leases.

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

ITEM 3. LEGAL PROCEEDINGS

    The Company is involved in non-claim litigation incidental to its business principally related to insurance company insolvencies or liquidation proceedings in the ordinary course of business. Also, in the ordinary course of business, the Company is sometimes involved in adversarial proceedings incidental to its insurance and reinsurance business.

    Based upon its familiarity with or review and analysis of such matters, the Company believes that none of the pending litigation matters will have a material adverse effect on the consolidated financial statements of the Company. However, no assurance can be given as to the ultimate outcome of any such litigation matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    (a) There is no established public trading market for the Company's equity.

    (b) 91.33% of the Company's Common Stock is owned by Munich Re, 6.94% of the Company's Common Stock is owned by Allianz Aktiengesellschaft and 1.73% is owned by VICTORIA Versicherung AG.

    (c) It is the Company's understanding that Munich intends to further strengthen the capital position of the Company by allowing net income to be retained; therefore, at this time no cash dividends on the Common Stock are anticipated. The capacity of American Re-Insurance and American Alternative to pay dividends is discussed in Part I, Item 1, Business--Dividends.

ITEM 6. SELECTED FINANCIAL INFORMATION OF THE COMPANY AND AMERICAN RE-INSURANCE

    Set forth below are five years of selected financial information derived from the audited consolidated financial statements and related notes of the Company. The statutory data have been derived from statutory financial statements. Such statutory financial statements are prepared in accordance with statutory accounting principles, which differ from GAAP. For additional information, see the Consolidated Financial Statements of the Company, and the related notes thereto included elsewhere in this report.

                                                            1997       1996       1995       1994       1993
                                                          ---------  ---------  ---------  ---------  ---------
                                                                          (DOLLARS IN MILLIONS)
OPERATING DATA:
  Net premiums written..................................  $ 2,497.7  $ 1,902.4  $ 1,629.5  $ 1,553.3  $ 1,363.4
  Net premiums earned...................................    2,486.1    1,796.7    1,530.9    1,461.4    1,249.9
  Losses and LAE (2)....................................    1,716.3    1,167.8    1,340.2    1,011.0      796.9
  Underwriting expenses.................................      838.4      533.5      452.5      439.3      403.5
  Underwriting gain (loss)..............................      (68.6)      95.4     (261.7)      11.1       49.5
  Net investment income.................................      427.5      248.2      222.6      188.7      165.1
  Net realized capital gains (losses)...................       87.7        4.8        4.7       (0.2)       5.1
  Interest expense......................................       42.8       54.1       60.7       60.0       66.1
  Income (loss) before income taxes.....................      224.3      232.6     (159.5)     120.7      144.0
  Income taxes (benefits)...............................       (3.4)      73.8      (76.6)      23.2       36.0
  Income (loss) before minority interest, distributions
    on preferred securities of subsidiary trust,
    extraordinary loss, and cumulative effect of
    accounting change...................................      227.7      158.8      (82.9)      97.5      108.0
  Minority interest.....................................        6.8     --         --         --         --
  Distributions on preferred securities of subsidiary
    trust...............................................      (13.1)     (13.1)      (4.4)    --         --
  Income (loss) before extraordinary loss and cumulative
    effect of accounting change.........................      221.4      145.7      (87.3)      97.5      108.0
  Extraordinary loss, net of applicable income tax
    effect..............................................     --          (34.0)      (0.3)    --          (26.6)
  Cumulative effect of accounting change, net of
    applicable income tax effect........................     --         --         --         --           17.8
  Net income (loss) before paid-in-kind preferred
    dividend............................................      221.4      111.7      (87.6)      97.5       99.3
  Paid-in-kind preferred dividends......................     --         --         --         --            0.9
  Net income (loss) available to common shareholders....      221.4      111.7      (87.6)      97.5       98.4

                                                                    RESTATED
                                                                       (1)
                                                          1997        1996        1995       1994       1993
                                                        ---------  -----------  ---------  ---------  ---------
                                                                         (DOLLARS IN MILLIONS)
OTHER GAAP OPERATING DATA (3):
  Loss and LAE ratio..................................       69.0%       65.0%       87.5%      69.2%      63.8%
  Underwriting expense ratio..........................       33.8        29.7        29.6       30.0       32.3
                                                        ---------  -----------  ---------  ---------  ---------
  Combined ratio......................................      102.8%       94.7%      117.1%      99.2%      96.1%
STATUTORY DATA (1) (4):
  Ratio of net premiums written to surplus............       1.07x       1.21x       1.23x      1.26x      1.16x
  Policyholders' surplus..............................  $ 2,323.4   $ 2,178.1   $ 1,892.8  $ 1,753.7  $ 1,747.9
  Loss and LAE ratio..................................       68.8%       67.5%       83.5%      75.2%      70.7%
  Underwriting expense ratio..........................       35.1        31.0        32.1       32.6       34.1
                                                        ---------  -----------  ---------  ---------  ---------
  Combined ratio......................................      103.9%       98.5%      115.6%     107.8%     104.8%
BALANCE SHEET DATA (AT END OF PERIOD):
  Total investments and cash..........................  $ 7,673.4   $ 7,007.3   $ 3,957.5  $ 3,308.9  $ 3,153.3
  Total assets........................................   13,288.8    12,143.0     7,814.4    6,677.9    6,231.4
  Loss and LAE reserves...............................    7,508.9     7,192.3     4,790.0    3,971.9    3,685.7
  Senior bank debt....................................       75.0        75.0        75.0      200.0      275.0
  Senior notes........................................      498.5       498.4      --         --         --
  Senior subordinated debt............................     --          --           450.0      450.0      450.0
  Company-obligated mandatorily redeemable preferred
    securities of subsidiary trust holding as all its
    assets Junior Subordinated Debentures.............      237.5       237.5       237.5     --         --
  Stockholders' equity................................    2,586.4     1,792.5       847.1      789.2      797.2

------------------------------

(1) 1996 balance sheet data and statutory data for all years has been restated to reflect the July 1997 Merger. See "Management's Discussion and Analysis of the Company's Results of Operations and Financial Condition."

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE COMPANY'S RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THE MERGER

    The Company is a subsidiary of Munchener Ruckversicherungs-Gesellschaft Aktiengesellschaft in Munchen ("Munich Re"), a company organized under the laws of Germany. Munich Re is the world's largest reinsurance company, based on 1996 net premiums written, according to BUSINESS INSURANCE.

    On July 1, 1997, American Re and Munich Re completed the merger of MARC into American Re-Insurance. Prior to this transaction, MARC was owned 27.5% by Munich Re, 22.5% by the U.S. Branch, 40% by Allianz, and 10% by Victoria. This transaction was effected by exchanging 100% of the common shares of MARC for newly issued shares of the Company. On July 2, 1997, the U.S. Branch exchanged its newly acquired shares of the Company with Munich Re for cash in the amount of $85.0 million. This amount approximated the statutory accounting value of the U.S. Branch's ownership in MARC at the time of the Merger. On July 3, 1997, Munich Re contributed the insurance-related assets and liabilities of the U.S. Branch to American Re-Insurance in exchange for additional shares of the Company. As a result of these transactions (collectively, the "Merger"), the shares of common stock held by Allianz and Victoria represent minority interests in the Company's common stock equal to less than 9% on an aggregate basis. Munich Re continues to own over 91% of the outstanding common stock of the Company.

    The exchange of MARC shares for American Re shares by Allianz and Victoria (totaling 50% of MARC's ownership) was accounted for using the purchase method for business combinations. The exchange of MARC shares for the Company's shares by Munich Re and the U.S. Branch (the remaining 50% of MARC's ownership) was accounted for as an "as-if-pooling of interests" business combination between parties under common control of the same parent company, Munich Re. The exchange of the insurance assets and liabilities of the U.S. Branch for the Company's shares was also accounted for as an "as-if-pooling of interests" business combination between parties under common control. Common control for American Re, MARC and the U.S. Branch was considered effective at December 31, 1996. As such, the Company's December 31, 1996, balance sheet and related footnote disclosures as originally filed in its 1996 Form 10-K, have been restated to reflect a 50% ownership of MARC, a 50% minority interest in the ownership of MARC by Allianz and Victoria, and a 100% ownership of the U.S. Branch.

    As common control was considered effective at December 31, 1996, the Company's consolidated statements of income and cash flows for the year ended December 31, 1996, have not been restated. The Company's consolidated statements of income and cash flows for the year ended December 31, 1997, represent the fully consolidated operations of American Re, MARC, and the U.S. Branch for the period then ended, with 50% of MARC's net loss for the six-month period ended June 30, 1997, accounted for as minority interest. As a result, significant variances exist when comparing the results of operations for the year ended December 31, 1997, with the same period in 1996. Accordingly, selected financial results have been presented below on a pro forma basis for the year ended December 31, 1996, as if the merger transactions which took place in July 1997 had occurred on January 1, 1996. Pro forma adjustments to reflect such transactions have been applied to the respective historical income statements of the Company.

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

    For statutory financial data, all totals have been restated to reflect the combination of financial results of the insurance/reinsurance subsidiaries, MARC, and the U.S. Branch.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997, COMPARED WITH YEAR ENDED DECEMBER 31, 1996

                                                                           ACTUAL     PRO FORMA
                                                                            1997        1996            VARIANCE
                                                                          ---------  -----------  --------------------
                                                                                     (DOLLARS IN MILLIONS)
REVENUE:
  Premiums written......................................................  $ 2,497.7   $ 2,621.2   $  (123.5)      (4.7)%
  Change in unearned premium reserve....................................      (11.6)     (127.1 )     115.5      (90.9)
                                                                          ---------  -----------  ---------  ---------
      Premiums earned...................................................    2,486.1     2,494.1        (8.0)      (0.3)
  Net investment income.................................................      427.5       392.2        35.3        9.0
  Net realized capital gains............................................       87.7        27.8        59.9        N/M
  Other income..........................................................       41.7        47.9        (6.2)     (12.9)
                                                                          ---------  -----------  ---------  ---------
    Total revenue.......................................................    3,043.0     2,962.0        81.0        2.7
                                                                          ---------  -----------  ---------  ---------
LOSSES AND EXPENSES:
  Losses and loss adjustment expenses...................................    1,716.3     1,675.1        41.2        2.5
  Commission expense....................................................      623.5       565.7        57.8       10.2
  Operating expense.....................................................      214.9       182.4        32.5       17.8
  Interest expense......................................................       42.8        54.1       (11.3)     (20.9)
  Other expense.........................................................      221.2       113.8       107.4       94.4
                                                                          ---------  -----------  ---------  ---------
    Total losses and expenses...........................................    2,818.7     2,591.1       227.6        8.8
                                                                          ---------  -----------  ---------  ---------
    Income before income taxes, minority interest, distributions on
      preferred securities of subsidiary trust and extraordinary loss...  $   224.3  $    370.9   $  (146.6)     (39.5)%
                                                                          ---------  -----------  ---------  ---------
                                                                          ---------  -----------  ---------  ---------

    The Company's net premiums written increased 31.3% to $2,497.7 million for the year ended December 31, 1997, from $1,902.4 million in 1996. On a pro forma basis, 1996 net premiums written for the period were $2,621.2 million, resulting in a decrease of 4.7%. The pro forma decrease in net premiums written was attributable to a 15.7% decrease in facultative net premiums written to $691.7 million for the year ended December 31, 1997, from $820.7 million in 1996, offset slightly by a 0.3% increase in treaty net premiums written to $1,806.0 million for 1997 from $1,800.5 million in 1996.

    The decrease in facultative premiums was attributable to decreases of $107.0 million or 18.0% in the Company's Domestic Insurance Company Operations ("DICO"), $11.2 million or 5.9% in the Company's alternative market operations, AM-RE Managers, Inc., ("ARMI"), and $10.8 million or 28.1% in the Company's International Operations. These decreases generally were the result of what the Company perceives to be deteriorating market conditions in the facultative market in the 1997 period, which include depressed reinsurance prices and premiums, lower renewal retention ratios on existing business, increased net retentions by primary companies, and new entrants into the facultative market.

    The increase in treaty net premiums written for the year ended December 31, 1997, from the same period in 1996 on a pro forma basis, was primarily attributable to an increase in DICO of $46.4 million or 3.7%, offset by decreases in International Operations of $37.8 million or 8.5%, and ARMI of $3.1 million or 3.1%. The slight growth in treaty premiums also was attributable to what the Company perceives as deteriorating market conditions, which include decreased pricing on the primary insurance company level, primary companies increasing net retentions on excess of loss business as a result of surplus growth, and conversion of certain reinsurance programs from a pro rata to an excess of loss basis, which generally result in a reduction of reinsurance premiums. The decrease in International Operations' net premium written was primarily due to the assumption or renewal of certain aviation treaties by Munich Re in the 1997 period, which were previously written through MARC and the U.S. Branch in the 1996 period, in addition to the effect of foreign exchange translations from other currencies into the strengthening U.S. dollar.

    The Company's net premiums earned increased 38.4% to $2,486.1 million for the year ended December 31, 1997, from $1,796.7 million in 1996. On a pro forma basis, 1996 net premiums earned were $2,494.1 million, resulting in a decrease of 0.3%. The pro forma decrease in premiums earned was primarily attributable to the pro forma decrease in net premiums written, offset by the timing of premiums earned on business in force.

    Net losses and LAE incurred increased 47.0% and $1,716.3 million for the year ended December 31, 1997, from $1,167.8 million in 1996. On a pro forma basis, 1996 net losses and LAE incurred were $1,675.1 million, resulting in an increase of 2.5%. This increase was primarily attributable to an overall increase in the proportion of treaty net premiums earned in the 1997 period, which carries a higher overall loss ratio than facultative business.

    Underwriting expense, consisting of commission expense plus operating expense, increased 57.2% to $838.4 million for the year ended December 31, 1997, from $533.5 million in 1996. On a pro forma basis, underwriting expense for the 1996 period was $748.1 million, resulting in an increase of 12.1%. This increase included a 10.2% increase in commission expense to $623.5 million for the year ended December 31, 1997 from $565.7 million on a pro forma basis in 1996. This increase was due to a higher overall commission rate on treaty business during 1997 compared to 1996, especially on new business written, in addition to changes in the structure of the Company's retrocessional programs to include more excess of loss arrangements, which generally provide less offset to commission expense. Operating expenses increased 17.8% to $214.9 million for the year ended December 31, 1997 from $182.4 million on a pro forma basis for 1996. This increase is primarily the result of increased overhead costs, including expenditures for technological and process improvements.

    The Company experienced an underwriting loss (net premiums earned minus losses and LAE incurred and underwriting expenses) of $68.6 million for the year ended December 31, 1997, compared to an underwriting gain of $95.4 million in 1996. On a pro forma basis, the Company experienced an underwriting gain of $71.0 million in 1996. The Company's loss ratio increased to 69.0% for the year ended December 31, 1997 from 67.2% on a pro forma basis in 1996, while the underwriting expense ratio increased to 33.8% in 1997 from 30.0% on a pro forma basis in 1996. The combined ratio for the year ended December 31, 1997, increased to 102.8% from 97.2% on a pro forma basis in 1996.

    Net investment income increased 72.3% to $427.5 million for the year ended December 31, 1997, from $248.2 million in 1996. On a pro forma basis, net investment income was $392.2 million for the 1996 period, resulting in an increase of 9.0%. This increase was primarily attributable to an increase in the invested asset base in the 1997 period, as compared to the 1996 period.

    The Company's interest expense decreased by 20.9% to $42.8 million for the year ended December 31, 1997, from $54.1 million in 1996. This decrease was primarily attributable to the lower interest rate on the senior notes outstanding during the 1997 period, as compared to that of the senior subordinated debt outstanding during the 1996 period. In December 1996, the Company issued $500.0 million principal amount of 7.45% Senior Notes, and in-substance defeased its existing issue of 10 7/8% Senior Subordinated Debentures in the principal amount of $450.0 million, which were redeemed in September 1997.

    The Company realized net capital gains of $87.7 million for the year ended December 31, 1997, compared to net capital gains of $4.8 million in 1996. On a pro forma basis, the Company experienced net capital gains of $27.8 million in 1996. This increase was primarily due to net capital gains of $67.9 million realized on equity securities sold in 1997, as compared to net capital gains of $22.8 million realized for the same period of 1996, and net capital gains realized on bonds sold of $26.2 million as compared to net capital gains of $9.8 million realized in 1996. MARC and the U.S. Branch had combined realized capital losses of $5.0 million in futures contracts during the 1996 period.

    Other income decreased 12.5% to $41.7 million for the year ended December 31, 1997, from $47.5 million in 1996. The decrease in the 1997 period was attributable to a decrease in fee subsidiary revenue of $5.5 million. Other expenses increased substantially to $221.2 million for the year ended December 31, 1997 from $109.2 million in 1996. The increase in the 1997 period was primarily attributable to one-time charges incurred during the second quarter of 1997 of $38.2 million related to the write-down of the value of data processing equipment, one-time severance and other personnel related charges of $72.8 million, and $13.3 million of other miscellaneous charges primarily due to the Merger, compared to $36.1 million of acquisition-related expenses incurred during 1996. In addition to these one-time charges, the Company also incurred an expense of $20.3 million related to the Company's long-term incentive compensation program established in the 1997 period; there was no similar program in effect in 1996.

    Income before income taxes, minority interest, distributions on preferred securities of subsidiary trust and extraordinary loss decreased slightly to $224.3 million for the year ended December 31, 1997, compared to $232.6 million in 1996. On a pro forma basis, this total was $370.9 million.

    Federal and foreign income tax benefits were $3.4 million for the year ended December 31, 1997, compared to tax expense of $73.8 million in 1996. The decrease in Federal and foreign taxes was primarily due to recognition of net operating losses by the U.S. Branch prior to the Merger, resulting in a tax benefit of $24.4 million, in addition to the reversal of a valuation allowance that reduced the deferred tax asset associated with the U.S. Branch's loss reserve discount. This reversal of the valuation allowance resulted in a tax benefit of $37.7 million; the valuation allowance was reversed as the Company believes that the recognition of the deferred tax asset is more likely than not, based on its consolidated tax position.

    The Company recognized an after-tax increase to income of $6.8 million representing the minority interest in the net loss of MARC for the six months ended June 30, 1997, prior to the Merger.

    The Company recognized an after-tax charge of $13.1 million for each of the years ended December 31, 1997 and 1996, representing the Company's minority interest in the earnings of American Re Capital, a single-purpose wholly owned subsidiary trust. The charge is due to the distributions incurred by American Re Capital on the Cumulative Quarterly Income Preferred Securities ("QUIPS").

    In 1996, the Company recognized an extraordinary loss of $34.0 million after-tax, resulting from the in-substance defeasance of the senior subordinated debentures. This amount represents the write-off of the remaining unamortized financing fees from the senior subordinated debentures, interest payable through the redemption date of September 19, 1997, and a call premium of 4.75% of the redemption price. There was no comparable charge for the Company in 1997.

    Net income to common stockholders was $221.4 million for the year ended December 31, 1997, compared to net income of $111.7 million in 1996.

YEAR ENDED DECEMBER 31, 1996, COMPARED WITH YEAR ENDED DECEMBER 31, 1995

    The Company's net premiums written increased 16.7% to $1,902.4 million for the year ended December 31, 1996, from $1,629.5 million in 1995. Total treaty net premiums written increased 20.4% to $1,358.7 million for the year ended December 31, 1996, from $1,128.2 million in 1995, with increases in DICO's and International Operations' treaty net premiums written, partially offset by a decline in ARMI's treaty net premiums written. Facultative net premiums written increased 8.5% to $543.7 million for the year ended December 31, 1996, from $501.3 million in 1995, primarily due to both new accounts and the expansion of existing accounts. International net premiums written, which are included in the treaty and facultative amounts stated above, were $442.6 million, or 23.3% of total net premiums written for the year ended December 31, 1996, compared to $380.5 million, or 23.4% of total net premiums written in 1995. The Company believes the increase in international premium writings were attributable to its continued success in implementing its direct whole account marketing approach, as well as increasing opportunities in Latin America and Australia.

    The Company's net premiums earned increased 17.4% to $1,796.7 million for the year ended December 31, 1996, from $1,530.9 million in 1995. This increase in premiums earned was primarily due to the increase in premiums written for the year ended December 31, 1996, as well as the timing of premiums earned on business in force.

    Net losses and loss adjustment expenses ("LAE") incurred decreased 12.9% to $1,167.8 million for the year ended December 31, 1996, from $1,340.2 million in 1995. This decrease was primarily due to a decrease in losses due to adverse development from Latent Liability Exposures. The Company incurred a $347.4 million charge for loss reserve strengthening, primarily due to increases in reserves for Latent Liability Exposures, in the fourth quarter of 1995. (See "Reserves for Unpaid Losses and Loss Adjustment Expenses".) The Company had no adverse loss development for Latent Liability Exposures in 1996. The year ended December 31, 1996, also included $16.5 million of catastrophe losses, compared to $10.0 million of catastrophe losses incurred in 1995.

    Underwriting expenses, consisting of commission expense plus operating expenses, increased 17.9% to $533.5 million for the year ended December 31, 1996, from $452.5 million in 1995. This increase was primarily due to an increase in commission expense of 21.0% to $390.1 million for the year ended December 31, 1996, from $322.4 million in 1995. This increase was primarily due to the increase in writings of pro rata treaty premiums. Operating expenses increased 10.3% to $143.4 million for the year ended December 31, 1996, from $130.1 million in 1995, due to an increase in overhead expenses.

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

    In 1996, the Company recognized an extraordinary loss of $34.0 million after-tax, resulting from the in-substance defeasance of the senior subordinated debentures. This amount represents the write-off of the remaining unamortized financing fees from the senior subordinated debentures, interest payable through the redemption date of September 19, 1997, and a call premium of 4.75% of the redemption price. See "Financial Condition." In 1995, the Company recognized an extraordinary, non-cash after-tax loss of $0.3 million, representing the write-off of capitalized financing fees from the revolving bank credit agreement after the obligation was paid in full.

    The Company realized net income to common stockholders of $111.7 million for the year ended December 31, 1996, compared to a net loss of $87.6 million in 1995.

FINANCIAL CONDITION

    The Company is a holding company which includes its principal subsidiary, American Re-Insurance. Based on statutory net premiums written of $2,491.7 million in 1997, American Re-Insurance ranked as the second largest property and casualty reinsurer in the U.S., according to Reinsurance Association of America statistics. The Company had total assets of $13,288.8 million and stockholders' equity of $2,586.4 million at December 31, 1997.

    The Company is a subsidiary of Munich Re, a company organized under the laws of Germany. Munich Re is the world's largest reinsurance company, based on 1996 net premiums written, according to Business Insurance.

    Total consolidated assets increased by 9.4% to $13,288.8 million at December 31, 1997, from $12,143.0 million at December 31, 1996. This increase was primarily due to an increase in cash and investments of $666.1 million and premiums due and other receivables of $167.6 million and goodwill associated with the Merger, due to the purchase of the MARC minority interest from Allianz and Victoria, of $182.5 million.

    The total financial statement value of investments and cash increased to $7,673.4 million at December 31, 1997, from $7,007.3 million at December 31, 1996, primarily due to operating cash flows, the cash capital contribution from the Merger of $85.0 million, and an increase in the fair value of investments held. The financial statement value of the investment portfolio at December 31, 1997, included a net increase from amortized cost to fair value of $181.5 million for debt and equity investments, compared to a net increase of $84.9 million at December 31, 1996. At December 31, 1997, the Company recognized a cumulative unrealized gain of $118.0 million due to the net adjustment to fair value on debt and equity investments, after applicable income tax effects, which was reflected as a separate component of stockholders' equity. This represents a net increase to stockholders' equity of $62.8 million from the cumulative unrealized gain on debt and equity securities of $55.2 million recognized at December 31, 1996.

    Total consolidated liabilities increased by 6.1% to $10,464.9 million at December 31, 1997, from $9,864.9 million at December 31, 1996. This increase was primarily due to increases in loss and LAE reserves of $316.6 million, loss balances payable of $75.9 million, and amounts payable for investment securities purchased of $139.9 million.

    Common stockholders' equity increased 44.3% to $2,586.4 million at December 31, 1997, from $1,792.5 million at December 31, 1996. This increase was primarily attributable to the Merger-related transactions, with the non-cash purchase of the MARC minority interest of $425.0 million, and the capital contribution to the U.S. Branch of $85.0 million. In addition, the Company realized net income of $221.4 million for the year ended December 31, 1997, and recognized net market appreciation of $62.8 million on debt and equity securities, after applicable income tax effect.

    The Company's insurance/reinsurance subsidiaries' statutory surplus increased to $2,323.4 million at December 31, 1997, from $2,178.1 million at December 31, 1996. Operating leverage, as measured by such subsidiaries' premiums-to-surplus ratio, on an annualized basis was 1.07 to 1 and 1.21 to 1 at December 31, 1997, and December 31, 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    The Company is an insurance holding company whose only material investment is in the capital stock of American Re-Insurance. The Company is dependent on dividends and tax allocation payments, primarily from American Re-Insurance, to meet its short- and long-term liquidity requirements, including its debt service obligations. It is the Company's understanding that it is Munich Re's intention to further strengthen the capital position of the Company by allowing net income to be retained; therefore, at this time, no cash dividends on the Company's common stock are anticipated.

    The Company is required to apply a portion of its operating cash flow to the servicing and repayment of its debt obligations. The payment of dividends to the Company by American Re-Insurance is subject to limitations imposed by the Delaware Insurance Code. Based upon these restrictions and 1997 operating results, the maximum amount available for payment of dividends to the Company by American Re-Insurance in 1998 without approval of regulatory authorities is estimated to be $230.1 million.

    The Company's cash flow from operations may be influenced by a variety of other factors, including cyclical changes in the property and casualty reinsurance market, insurance regulatory initiatives, and changes in general economic conditions. Liquidity requirements are met on both a short- and long-term basis by funds provided by operations and from the maturity and the sale of investments. Cash provided by operations primarily consists of premiums collected, investment income, and reinsurance recoverable balances collected, less paid claims, retrocession payments, underwriting and interest expenses, QUIPS distributions, and income tax payments. Cash flows provided by operations for the Company were $366.1 million for 1997, $365.9 million for 1996, and $325.7 million in 1995.

    Total cash proceeds in 1997 from sales of investments were $4,268.5 million compared to $1,203.5 million in 1996 and $1,011.3 million in 1995. Much of the increased activity in 1997 was due to the Merger, as the investment portfolio was significantly larger than prior years, in addition to a portfolio restructure, based on new investment managers' decisions and a redeployment into tax-exempt securities. Much of the activity in 1996 was due to an increase in the modified duration of the portfolio to 4.65 years at December 31, 1996, from
4.32 years at December 31, 1995, in addition to an overall redeployment out of tax-advantaged securities. Much of the activity in 1995 occurred due to a repositioning of the Company's foreign currency-denominated investments into longer duration securities, in addition to an overall redeployment out of tax-advantaged securities. Cash and cash equivalents were $641.6 million, $553.1 million, and $294.2 million, at December 31, 1997, 1996, and 1995, respectively. Cash and short-term investments are maintained for liquidity purposes and represented 8.4%, 7.9%, and 7.4%, respectively, of total financial statement investments and cash on such dates.

    American Re has a $150 million unsecured bank credit agreement with Bank of America, NA. At December 31, 1997, $75 million remained available under the bank credit agreement.

THE YEAR 2000 ISSUE

    Much attention has been given to the Year 2000 problem, (i.e., the failure of computer software and embedded computer chips to properly recognize the Year 2000 and later because such dates are represented only by the last two digits of the year, resulting in errors during certain computer operations). The Company has been aware of the Year 2000 problem for several years and has been making modifications and replacements in its systems as problems have been identified. Some Year 2000 problems have been eliminated in the course of upgrading the Company's computer hardware and software as part of its ongoing technology initiative. However, recognizing that the Company still has some Year 2000 non-compliant systems, e.g., certain mainframe systems, old software applications, and some facilities equipment, management has initiated a formal Company-wide process to identify and correct any remaining Year 2000 problems. The Company has dedicated in-house information technology staff, retained consultants, and designated representatives from the major business areas of the Company to review all systems for Year 2000 compliance and to correct all problems identified. The Company expects to complete this process by the fourth quarter of 1998, at which time the Company plans to conduct enterprise-wide testing of its systems to confirm their Year 2000 compliance. As part of this process, the Company is communicating with its clients, retrocessionaires, vendors and other business relationships regarding their Year 2000 compliance and is requesting modifications to their systems that are not Year 2000 compliant, as appropriate. The Company presently believes that with these modifications and replacements, the Year 2000 problem can be adequately addressed. The Company anticipates that Year 2000 specific expenditures through 1998, not including in-house resources, will be approximately $5.8 million. While additional expenses in connection with the Company's Year 2000 compliance effort are likely, it is anticipated that the total Year 2000 compliance expenditures will not have a material adverse effect on the Company's business, operations or financial condition.

    Additionally, the Company is in the process of evaluating its underwriting risk arising from potential losses associated with Year 2000 failures and will continue to monitor its exposure to such risk. Generally, standard insurance and reinsurance contracts neither explicitly include nor explicitly exclude coverage for Year 2000 failures. As a result, some Year 2000-related losses may be determined to be covered under standard insurance and reinsurance contracts, depending upon the specific contract language and the facts and circumstances of each loss. The extent of Year 2000 losses which the Company may incur cannot be determined at this time, because of the uncertainty in both the nature and scope of Year 2000 related failures that are likely to occur and whether insurance or reinsurance may apply to losses arising from such failures. Given the possible magnitude of the Year 2000 problem, the Company may incur a significant amount of Year 2000 related losses that may have a material adverse impact on the Company's business, operations or financial condition. However, the Company believes it is taking reasonable and appropriate measures in the course of its business operations and client relationships to avoid or mitigate such Year 2000 related liability exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Reference is made to the items included in Item 14(a) of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Deloitte & Touche LLP was dismissed as principal independent accountants to the Company and its subsidiaries, effective March 27, 1997. Also effective that date, the Company engaged KPMG Peat Marwick LLP, the principal independent accountants for Munich Re, as its principal independent accountants.

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

    The engagement of KPMG Peat Marwick LLP as independent accountants to the Company is intended to allow the Company and Munich Re to benefit from efficiencies resulting from the use of KPMG Peat Marwick LLP as principal independent accountants to both the Company and Munich Re.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS

    DR. JUR. CLAUS HELBIG, age 57, became a Director of the Company on November 25, 1996. Dr. Helbig has been a Member of the Board of Management of Munich Re since 1993. Dr. Helbig is also currently Vice Chairman of the Board of Directors of Allgemeine Kreditversicherung AG, Mainz, Germany; a Member of the Board of Directors of each of Deutsche Gesellschaft fuer Fondsverwaltung (DEGEF) Frankfurt, Germany (Deutsche Bank Group); and Karlsruher Rendite, Karlsruhe. From 1989 to 1992 Dr. Helbig was a member of the Board of Directors of each of Westdeutsche Landesbank (Austria) AG, Vienna, Austria; Westdeutsche Landesbank International S.A., Luxembourg; Banque Franco Allemande S.A., Paris, France; and a Member of the Board of Management of Suedwestdeutsche Landesbank.

    EDWARD B. JOBE, age 68, retired as Chairman of the Board and Chief Executive Officer of the Company in January, 1996, positions which he assumed in September, 1992. From September, 1992, through December, 1994, Mr. Jobe was also Chairman of the Board and Chief Executive Officer of American Re-Insurance. Mr. Jobe continues to be a Director of the Company and American Re-Insurance. Prior to September, 1992, Mr. Jobe was President, Chief Executive Officer and a Director of American Re-Insurance from March, 1987.

    EDWARD J. NOONAN, age 39, became President, Chief Executive Officer and a director of the Company and Chairman, President and Chief Executive Officer of American Re-Insurance on March 14, 1997. From February 5, 1997 to March 14, 1997, Mr. Noonan was Executive Vice President of the Company and American Re-Insurance. From September, 1994 to March 14, 1997, Mr. Noonan was President, Domestic Insurance Company Operations of American Re-Insurance. Mr. Noonan has also been a Director of American Re-Insurance since September, 1992. Mr. Noonan was a Senior Vice President of American Re-Insurance from July, 1991 to February, 1997. From April, 1990 to July, 1991, Mr. Noonan was Senior Vice President, Treaty Division. From May, 1987 to April, 1990, he was Vice President, Treaty Division of American Re-Insurance. From October, 1983 through December, 1987, he was a Vice President of American Re-Insurance.

    HANS RATHNOW, age 63, became a Director of the Company on November 25, 1996. Mr. Rathnow has been a Member of the Board of Management of Munich Re since 1991. Mr. Rathnow is also currently a Member of the Board of Directors of Allianz Insurance Company, Los Angeles, California as well as a Member of the Board of Directors of various companies within the Munich Re holding company system.

    DR. JUR. HANS-JURGEN SCHINZLER, age 57, became a Director of the Company on November 25, 1996 and Chairman of the Company on March 14, 1997. Dr. Schinzler has been Chairman of the Board of Management of Munich Re since 1993. From 1981 to 1993 Dr. Schinzler was a Member of the Board of Management of Munich Re. Dr. Schinzler currently holds positions on the Supervisory Boards of various subsidiaries within the Munich Re holding company system. Dr. Schinzler is also Deputy Chairman of the Supervisory Board of Allianz Versicherungs-Aktiengesellschaft, Munich; a Member of the Supervisory Board of each of D.A.S., Munich; Degussa Aktiengesellschaft, Frankfurt; Dresdner Bank Aktiengesellschaft, Frankfurt; Hoechest Aktiengesellschaft, Frankfurt; and MAN Aktiengesellschaft, Munich. Dr. Schinzler is a Member of the Board of Directors of Allianz of America Inc., Delaware and Dresdner Securities (USA) Inc., New York.

EXECUTIVE OFFICERS

    In addition to Mr. Noonan, the executive officers of the Company are as follows:

    MAHMOUD M. ABDALLAH, age 49, is President, International Operations for American Re-Insurance and AM-RE Brokers. He assumed that position in September, 1994. On February 5, 1997, Mr. Abdallah became an Executive Vice President of the Company and American Re-Insurance. Mr. Abdallah has been a Director of American Re-Insurance since September, 1992. From May 1989 to September, 1994, he was Senior Vice President of American Re-Insurance. From July, 1987 to May, 1989, he was Vice President, responsible for International Operations. Mr. Abdallah serves on the Board of U.S. International Insurance Council (IIC) where he was appointed Chairman in 1995.

    ALBERT J. BEER, age 47, is Executive Vice President of the Company and President of AM-RE Managers, Inc. Mr. Beer assumed the position of Executive Vice President on March 14, 1997 and became President of AM-RE Managers, Inc. on December 5, 1997. Prior to that, Mr. Beer was President of American Re-Insurance, Domestic Operations since March 14, 1997. From December, 1992 to March, 1997, Mr. Beer was Senior Vice President -- Branch Operations of American Re-Insurance. Mr. Beer has been a Director of American Re-Insurance since December, 1992. From April 1989, to December 1992, he was Chief Actuary for Skandia America. Prior to that, Mr. Beer was with Tillinghast & Co. (professional actuaries) from November 1984 to April, 1989, most recently as a principal.

    ROBERT K. BURGESS, age 49, is Executive Vice President, General Counsel and Secretary of the Company and American Re-Insurance. He became Executive Vice President on February 5, 1997, and prior thereto he was Senior Vice President, General Counsel and Secretary of both companies. Mr. Burgess has been a Director of American Re-Insurance since May, 1995. Prior to April, 1995, Mr. Burgess was a Partner in the law firm of Latham & Watkins since 1981 and an associate prior thereto.

    GREGORY T. DOYLE, age 39, became Executive Vice President of the Company and Executive Vice President and President of Domestic Insurance Company Operations of American Re-Insurance on December 5, 1997. From February 5, 1997 to December 1997, Mr. Doyle was Senior Vice President of American Re-Insurance and Senior Vice President of Domestic Insurance Company Operations. From March 26, 1990 to February 1997, he was Account Management Vice President. Prior to that, Mr. Doyle had been Assistant Vice President of Account Management, New York, since August 1, 1988. Mr. Doyle joined American Re-Insurance in May 1987 as Director of Account Management in New York.

    ROBERT E. HUMES, age 54, became Senior Vice President--Human Resources Division of American Re-Insurance in September, 1994. Prior to that, Mr. Humes was Vice President--Human Resources Division since July, 1993. He was previously employed by Bristol-Myers Squibb Company where he was Senior Vice President of Corporate Resources from October, 1989 to April, 1990. From July, 1971 to October, 1989, Mr. Humes was employed by Squibb Corporation in numerous management positions in Human Resources including Senior Vice President of Human Resources. From April, 1990 to July, 1993, Mr. Humes served as an officer and a member of the Board of Trustees to numerous non-profit organizations including the American Red Cross, the United Way and the Princeton Chamber of Commerce providing expertise to such groups in the areas of human resources, strategic planning and fund raising.

    GEORGE T. O'SHAUGHNESSY, JR., age 43, became Senior Vice President, Chief Financial and Accounting Officer and Controller of the Company on April 1, 1997. Mr. O'Shaughnessy is also Senior Vice President and Chief Financial Officer of American Re-Insurance, which position he assumed in April, 1997. Mr. O'Shaughnessy became a Director of American Re-Insurance on December 5, 1997. Mr. O'Shaughnessy has been Vice President and Controller of the Company and American Re since January, 1995.

    ALAN F. NUGENT, age 43, became Senior Vice President and Chief Information Officer of American Re in September, 1996. Prior to joining American Re, Mr. Nugent was Executive Vice President and Chief Technology Officer with the Xerox Corporation's Global Process and Information Technology area since 1993. Prior to that, he was Vice President of Soft Machine Inc. from 1977 to 1993.

    THOMAS E. SMITH, age 45, became Senior Vice President of American Re in July, 1996. Prior to that Mr. Smith was Vice President and Senior Claim Officer for the Commercial Division of the Farmers Insurance Group. Mr. Smith was with Farmers for over 20 years.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The following table sets forth for the Chief Executive Officer of the Company, and the four other executive officers of the Company who were the most highly compensated executive officers of the Company for the year ended December 31, 1997, (the "named executive officers"), information concerning compensation earned in 1997, 1996, and 1995 by such persons for services with the Company and its subsidiaries.

                                                                                          LONG-TERM COMPENSATION
                                                                                  ---------------------------------------
                                                   ANNUAL COMPENSATION              AWARDS              PAYOUTS
                                           ------------------------------------   SECURITIES   --------------------------
                                                                 OTHER ANNUAL     UNDERLYING     LTIP        ALL OTHER
NAME AND PRINCIPAL POSITION          YEAR   SALARY    BONUS    COMPENSATION(1)     OPTIONS     PAYOUTS    COMPENSATION(2)
-----------------------------------  ----  --------  --------  ----------------   ----------   --------   ---------------
Edward J. Noonan...................  1997  $475,000  $500,000          0                 0         0        $   497,525
  President and Chief                1996   295,000   375,000          0                 0         0          9,274,064
  Executive Officer                  1995   270,000   300,000          0            75,000         0             16,899

Mahmoud M. Abdallah................  1997  $400,000  $425,000          0                 0         0        $   391,696
  Executive Vice President           1996   295,000   375,000          0                 0         0          9,266,759
                                     1995   270,000   300,000          0            75,000         0             17,362

Albert J. Beer.....................  1997  $340,000  $400,000          0                 0         0        $   117,444
  Executive Vice President           1996   270,000   375,000          0                 0         0         1,8881,248
                                     1995   260,000   300,000          0            54,000         0             16,899

Robert K. Burgess..................  1997  $400,000  $400,000          0                 0         0        $   235,956
  Executive Vice President,          1996   365,000   375,000          0                 0         0          4,099,806
  General Counsel and Secretary      1995   260,000   300,000          0           130,000         0              5,822

Alan F. Nugent.....................  1997  $330,000  $150,000          0                 0         0        $     6,311
  Senior Vice President              1996    81,000   150,000          0                 0         0              2,714
  (American Re-Insurance)

------------------------

(1) During each of the three years ended December 31, 1997, 1996 and 1995, perquisites for each individual named in the Summary Compensation Table aggregated less than 10% of the total annual salary and bonus reported for such individual in the Summary Compensation Table, or $50,000, if lower.

(2) Includes (i) accrued above market or preferential interest earned on deferred option proceeds under the Company's Senior Executive Deferred Compensation Plan as follows: Mr. Noonan, $461,702 in 1997 and $43,842 in 1996; Mr. Abdallah, $365,477 in 1997 and $34,704 in 1996; Mr. Beer, $94,927
    in 1997 and $9,014 in 1996; Mr. Burgess, $208,803 in 1997 and $19,827 in
    1996; ; (ii) employer contributions under the American Re-Insurance Company Savings Plan, a 401(k) plan, of $8,000 in 1997, $7,500 in 1996, and $7,500 in 1995, for Mr. Noonan; of $6,560 in 1997, $7,500 in 1996, and $7,500 in
    1995, for Mr. Abdallah; of $8,023 in 1997, $7,500 in 1996, and $7,500 in
    1995, for Mr. Beer; of $6,419 in 1997, $7,500 in 1996, and $7,500 in 1995,
    for Mr. Burgess; and of $1,936 in 1997 for Mr. Nugent, of which 100% is vested as of December 31, 1997, (iv) employer contributions under the American Re-Insurance Supplemental Savings Plan, a deferred compensation plan designed to supplement the 401(k) plan, of which 100% is vested as of December 31, 1997 of $22,285 in 1997,

    $7,199 in 1996, and $6,053 in 1995 for Mr. Noonan; of $14,291 in 1997,
    $16,292 in 1996, and $14,345 in 1995 for Mr. Abdallah; of $9,530 in 1997,
    $6,250 in 1996, and $5,338 in 1995 for Mr. Beer; of $14,563 in 1997, and
    $6,968 in 1996 for Mr. Burgess. (v) employer contributions for group term life, accidental death and dismemberment and disability insurance of $5,538 in 1997, $3,647 in 1996, and $3,345 in 1995 for Mr. Noonan; of $5,368 in
    1997, $4,358 in 1996, and $3,986 in 1995 for Mr. Abdallah; of $4,964 in
    1997, $4,183 in 1996, and $4,025 in 1995, for Mr. Beer; of $6,171 in 1997,
    $6,588 in 1996 and $5,822 in 1995 for Mr. Burgess; and of $4,375 in 1997 and
    $2,713 in 1996 for Mr. Nugent; and (vi) amounts paid or elected to be deferred in 1996 pursuant to canceled options under the Company's two stock option plans which were terminated as a result of the change in control of the Company in 1996 as follows: Mr. Noonan, $9,211,877; Mr. Abdallah, $9,211,877; Mr. Beer, $1,854,301; and Mr. Burgess, $4,078,750.

LONG TERM INCENTIVE PLAN

    The following table sets forth for the Chief Executive Officer of the Company, and the four named executive officers information concerning long term incentive compensation awards made in 1997 under the Company's Long-term Incentive Compensation Plan.

                                  LONG-TERM INCENTIVE PLAN--AWARDS IN LAST FISCAL YEAR
------------------------------------------------------------------------------------------------------------------------
                                                                                      ESTIMATED FUTURE PAYOUTS
                                         (B)                                      UNDER NON-STOCK PRICE-BASED PLANS
                                      NUMBER OF                              -------------------------------------------
                                    SHARES, UNITS             (C)
                                         OR          PERFORMANCE OR OTHER          (D)            (E)           (F)
               (A)                  OTHER RIGHTS    PERIOD UNTIL MATURITIES     THRESHOLD        TARGET       MAXIMUM
              NAME                       (#)               OR PAYOUT            ($ OR #)        ($ OR #)      ($ OR #)
---------------------------------  ---------------  -----------------------  ---------------  ------------  ------------

Edward J. Noonan.................                               2001                    0     $  2,000,000  $  4,000,000

Mahmoud M. Abdallah..............                               2001                    0     $  1,800,000  $  3,600,000

Albert J. Beer...................                               2001                    0     $  1,800,000  $  3,600,000

Robert K. Burgess................                               2001                    0     $  1,800,000  $  3,600,000

Alan F. Nugent...................                               2001                    0     $    500,000  $  1,000,000

------------------------

Under the Company's Long-term Incentive Compensation Plan, performance goals are selected by the Company's Executive Committee for which performance targets are chosen. These performance targets are applicable to a performance period consisting of four fiscal years. The incentive amounts to be earned by each participant is 100% at risk and will vary from 0% to 200% of the individual target award based upon the achievement of the applicable performance targets. The performance goals selected by the Committee for the first performance period are Aggregate Operating Income and Return on Equity.

COMPENSATION OF DIRECTORS

    Directors receive no additional compensation for their Board or Committee service.

EMPLOYMENT AND SEVERANCE AGREEMENTS

    American Re-Insurance has entered into Senior Executive Severance and Non-Competition Agreements (the "Severance Agreements"), with Messrs. Noonan, Abdallah, Beer and Burgess. Under their respective agreements, each such executive has agreed to serve initially in his position held at the time such agreements were entered into and thereafter in such positions as the Board of Directors of American Re-Insurance shall designate, on an "at-will" employment basis, and American Re-Insurance has agreed to pay a severance benefit to such executive if the executive's employment with American Re-Insurance or an affiliate is terminated at any time on or before December 31, 2001, pursuant to an involuntary termination by the Company not for "Cause" or on a voluntary basis by the executive upon a "Constructive Discharge"

(as such terms are defined in the Severance Agreements). Under the Severance Agreements, upon such termination, the executive would be entitled to continuation of annual base salary and annual bonus (equal to the greater of the amount of the most recent bonus paid to the executive and the amount of the bonus paid to the executive for 1996) for a period of two years. The executive would also be entitled to receive any amounts accrued to the date of termination under any long term compensation plan and all other benefits available under the Company's personnel policy manual as in effect as of the date of the Severance Agreements. For a period of two years after the date of termination, the executive would be subject to a covenant not to compete with American Re-Insurance or any affiliate thereof.

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

MAXIMUM RETIREMENT BENEFITS PAYABLE

                                                                           YEARS OF SERVICE
                                                      ----------------------------------------------------------
REMUNERATION                                              15          20          25          30          35
----------------------------------------------------  ----------  ----------  ----------  ----------  ----------

$300,000............................................  $   78,750  $  105,000  $   131,25  $   157,50  $  183,750

400,000.............................................     105,000     140,000     175,000     210,000     245,000

500,000.............................................     131,250     175,000     218,750     262,500     306,250

600,000.............................................     157,500     210,000     262,500     315,000     367,500

700,000.............................................     183,750     245,000     306,250     367,500     428,750

800,000.............................................     210,000     280,000     350,000     420,000     490,000

900,000.............................................     236,250     315,000     393,750     472,500     551,250

1,000,000...........................................     262,500     350,000     437,500     525,000     612,500

1,100,000...........................................     288,750     385,000     481,250     577,500     673,750

1,200,000...........................................     315,000     420,000     525,000     630,000     735,000

    Compensation covered by the American Re-Insurance Pension Plan, together with the Supplemental Pension Plan for the named executive officers, corresponds with the compensation set forth in the annual compensation columns of the Summary Compensation Table. The credited years of service on December 31, 1997 for the persons named in the Summary Compensation Table are as follows: Mr. Noonan, 13.2 years; Mr. Abdallah, 15 years; Mr. Beer, 5 years; Mr. Burgess, 2.6 years; and Mr. Nugent, .25 years.

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

    Munich Reinsurance Company owns 91.33% of the outstanding Common Stock of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company renewed an agreement with Mr. Jobe to provide consulting services during 1998 for an annual fee of $250,000.

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

(b) REPORTS ON FORM 8-K:

    1. The Company filed a report on Form 8-K dated as of March 27, 1997 which advised that the Company dismissed Deloitte & Touche LLP as the principal independent accountants to the Company and engaged KPMG Peat Marwick LLP as its principal independent accountants.

    2. The Company filed a report on Form 8-K dated as of July 15, 1997 which advised of the completion of the merger of Munich American Reinsurance Company and the U.S. Branch of Munich Re into American Re-Insurance Company.

    3. The Company filed a report on Form 8-K/A dated as of September 14, 1997 which amended Form 8-K dated as of July 15, 1997 by providing pro forma consolidated financials of the combined entity, the audited consolidated financial statements for the three-year period ended December 31, 1996 for each of Munich American Reinsurance Company and the U.S. Branch of Munich Re and interim financial statements for the first two quarters of 1997 for each of MARC and the U.S. Branch of Munich Re.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the Township of Plainsboro, State of New Jersey, on March 30, 1997.

                                AMERICAN RE CORPORATION

                                BY:            /S/ ROBERT K. BURGESS
                                     -----------------------------------------
                                                 Robert K. Burgess
                                         EXECUTIVE VICE PRESIDENT, GENERAL
                                               COUNSEL AND SECRETARY

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------
       /s/ CLAUS HELBIG         Director
------------------------------                                 March 30, 1998
         Claus Helbig

     /s/ EDWARD J. NOONAN       President, Chief Executive
------------------------------    Officer and Director         March 30, 1998
       Edward J. Noonan

      /s/ EDWARD B. JOBE        Director
------------------------------                                 March 30, 1998
        Edward B. Jobe

       /s/ HANS RATHNOW         Director
------------------------------                                 March 30, 1998
         Hans Rathnow

  /s/ HANS JURGEN SCHINZLER     Chairman of the Board and
------------------------------    Director                     March 30, 1998
    Hans Jurgen Schinzler

 /s/ GEORGE T. O'SHAUGHNESSY,   Senior Vice President and
             JR.                  Chief Financial and
------------------------------    Accounting Officer           March 30, 1998
 George T. O'Shaughnessy, Jr.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report..........................................................        F-1
Independent Auditors' Report..........................................................        F-2
Consolidated Balance Sheets--December 31, 1997 and 1996...............................        F-3
Consolidated Statements of Income--Years ended December 31, 1997, 1996, and 1995......        F-4
Consolidated Statements of Stockholders' Equity--Years ended December 31, 1997, 1996,
  and 1995............................................................................        F-5
Consolidated Statements of Cash Flows--Years ended December 31, 1997, 1996 and 1995...        F-6
Notes to Consolidated Financial Statements--December 31, 1997.........................        F-7

                   INDEX TO SCHEDULES TO FINANCIAL STATEMENTS

Summary of Investments Other Than Investments in Related Parties--December 31, 1997....        S-1
Condensed Financial Information of Registrant (Parent Company only):
  Condensed Balance Sheets--December 31, 1997 and 1996.................................        S-2
  Condensed Statements of Operations and Retained Earnings--Years ended December 31,
    1997, 1996, and 1995...............................................................        S-3
  Condensed Statements of Cash Flows--Years ended December 31, 1997, 1996, and 1995....        S-4
  Notes to Condensed Financial Information--December 31, 1997..........................        S-5
Supplemental Insurance Information--Years ended December 31, 1997, 1996, and 1995......        S-6
Reinsurance--Years ended December 31, 1997, 1996, and 1995.............................        S-7
Supplemental Information (for Property-Casualty Insurance Underwriters)--Years ended
  December 31, 1997, 1996, and 1995....................................................        S-8

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of

American Re Corporation

    We have audited the accompanying consolidated balance sheet of American Re Corporation and subsidiaries as of December 31, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index as of December 31, 1997 and for the year then ended. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Re Corporation and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG Peat Marwick LLP

Short Hills, New Jersey
February 12, 1998

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of American Re Corporation

    We have audited the accompanying consolidated balance sheet of American Re Corporation and subsidiaries (the "Company") as of December 31, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1996. Our audits also included the financial statement schedules as of December 31, 1996 and for each of the two years in the period ended December 31, 1996 as listed in the Index at
Item 14. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. The consolidated balance sheet gives retroactive effect to the mergers of American Re-Insurance with Munich American Reinsurance Company, and with Munich Reinsurance Company -United States Branch, which have been accounted for as a transfer of assets between companies under common control as described in Note 1B to the consolidated financial statements.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of American Re Corporation and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Parsippany, New Jersey
February 4, 1997
(March 14, 1997 as to Note 10,
July 3, 1997 as to Note 1B)

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996
                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                                                      (RESTATED)
                                                                                       DECEMBER 31,  DECEMBER 31,
                                                                                           1997          1996
                                                                                       ------------  ------------
ASSETS
Investments
  Fixed Maturities
    Bonds available for sale, at fair value (amortized cost:
      December 31, 1997 and 1996--$6,481.4 and $6,090.0, respectively)...............   $  6,644.2    $  6,148.9
    Preferred stock available for sale, at fair value (amortized cost:
      December 31, 1997 and 1996--$70.8 and $69.6, respectively).....................         71.4          69.6
  Equity securities available for sale, at fair value (cost: December 31, 1997 and
    1996--$275.2 and $174.3, respectively)...........................................        293.3         211.5
  Other invested assets..............................................................         22.9          24.2
Cash and cash equivalents............................................................        641.6         553.1
                                                                                       ------------  ------------
        Total investments and cash...................................................      7,673.4       7,007.3
Accrued investment income............................................................         93.9         105.2
Premiums and other receivables.......................................................      1,083.6         916.0
Deferred policy acquisition costs....................................................        356.7         336.9
Reinsurance recoverables on paid and unpaid losses...................................      2,491.7       2,469.0
Funds held by ceding companies.......................................................        383.0         310.0
Prepaid reinsurance premiums.........................................................        156.8         173.0
Deferred federal income taxes........................................................        185.6         155.0
Other assets.........................................................................        864.1         670.6
                                                                                       ------------  ------------
        Total assets.................................................................   $ 13,288.8    $ 12,143.0
                                                                                       ------------  ------------
                                                                                       ------------  ------------
LIABILITIES
Loss and loss adjustment expense reserves............................................   $  7,508.9    $  7,192.3
Unearned premium reserve.............................................................      1,299.1       1,335.3
                                                                                       ------------  ------------
        Total insurance reserves.....................................................      8,808.0       8,527.6
Loss balances payable................................................................        217.6         141.7
Funds held under reinsurance treaties................................................        243.3         171.1
Senior bank debt.....................................................................         75.0          75.0
Senior notes.........................................................................        498.5         498.4
Other liabilities....................................................................        622.5         451.1
                                                                                       ------------  ------------
        Total liabilities............................................................     10,464.9       9,864.9
                                                                                       ------------  ------------
Commitments and Contingent Liabilities (Note 14)

Minority interest....................................................................       --             248.1
                                                                                       ------------  ------------
Company-obligated mandatorily redeemable preferred securities of subsidiary trust
  holding as all of its assets Junior Subordinated Debentures (Note 11)..............        237.5         237.5
                                                                                       ------------  ------------
STOCKHOLDERS' EQUITY
MARC common stock, par value: $1,000 per share.......................................       --               1.9
MARC preferred stock, par value: $1,000 per share....................................       --              19.5
ARC common stock, par value: $0.01 per share; authorized: 1,000 shares; issued and outstanding: 149.49712 and 100 shares at December 31, 1997, and 1996,
  respectively.......................................................................       --            --
Additional paid-in capital...........................................................      1,332.4         801.0
Retained earnings....................................................................      1,171.6         950.6
Net unrealized appreciation of investments, net of tax...............................        118.0          55.2
Net unrealized loss on foreign exchange, net of tax..................................        (35.6)        (35.7)
                                                                                       ------------  ------------
        Total stockholders' equity...................................................      2,586.4       1,792.5
                                                                                       ------------  ------------
        Total liabilities, minority interest, Company-obligated mandatorily redeemable preferred securities of subsidiary trust, and stockholders'
        equity.......................................................................   $ 13,288.8    $ 12,143.0
                                                                                       ------------  ------------
                                                                                       ------------  ------------

          See accompanying notes to consolidated financial statements.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (DOLLARS IN MILLIONS)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                   1997       1996       1995
                                                                                 ---------  ---------  ---------
REVENUE
  Premiums written.............................................................  $ 2,497.7  $ 1,902.4  $ 1,629.5
  Change in unearned premium reserve...........................................      (11.6)    (105.7)     (98.6)
                                                                                 ---------  ---------  ---------
    Premiums earned............................................................    2,486.1    1,796.7    1,530.9
  Net investment income........................................................      427.5      248.2      222.6
  Net realized capital gains...................................................       87.7        4.8        4.7
  Other income.................................................................       41.7       47.5       39.1
                                                                                 ---------  ---------  ---------
    Total revenue..............................................................    3,043.0    2,097.2    1,797.3
                                                                                 ---------  ---------  ---------
LOSSES AND EXPENSES
  Losses and loss adjustment expenses..........................................    1,716.3    1,167.8    1,340.2
  Commission expense...........................................................      623.5      390.1      322.4
  Operating expense............................................................      214.9      143.4      130.1
  Interest expense.............................................................       42.8       54.1       60.7
  Other expenses...............................................................      221.2      109.2      103.4
                                                                                 ---------  ---------  ---------
    Total losses and expenses..................................................    2,818.7    1,864.6    1,956.8
                                                                                 ---------  ---------  ---------
    Income (loss) before income taxes, minority interest, distributions on
      preferred securities of subsidiary trust and extraordinary loss..........      224.3      232.6     (159.5)
  Federal and foreign income taxes.............................................       (3.4)      73.8      (76.6)
                                                                                 ---------  ---------  ---------
    Income (loss) before minority interest, distributions on preferred
      securities of subsidiary trust and extraordinary loss....................      227.7      158.8      (82.9)
  Minority interest............................................................        6.8     --         --
  Distributions on preferred securities of subsidiary trust, net of applicable
    income tax of $7.1, $7.1 and $2.4, respectively (Note 11)..................      (13.1)     (13.1)      (4.4)
                                                                                 ---------  ---------  ---------
    Income (loss) before extraordinary loss....................................      221.4      145.7      (87.3)
  Extraordinary loss, net of applicable income tax of $18.3 and $0.2,
    respectively (Note 2F).....................................................     --          (34.0)      (0.3)
                                                                                 ---------  ---------  ---------
    Net income (loss) to common stockholders...................................  $   221.4  $   111.7  $   (87.6)
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

          See accompanying notes to consolidated financial statements.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (DOLLARS IN MILLIONS)

                                                                                                          NET            NET
                                                                                                      UNREALIZED     UNREALIZED
                                     ARC         MARC          MARC       ADDITIONAL                 APPRECIATION    GAIN (LOSS)
                                   COMMON       COMMON       PREFERRED      PAID IN     RETAINED    (DEPRECIATION)   ON FOREIGN
                                    STOCK        STOCK         STOCK        CAPITAL     EARNINGS    OF INVESTMENTS    EXCHANGE
                                 -----------  -----------  -------------  -----------  -----------  ---------------  -----------
Balance at January 1, 1995.....   $     0.5    $  --         $  --         $   710.9    $   189.9      $   (94.5)     $   (17.6)
Net loss.......................                                                             (87.6)
Net change in unrealized loss
  on foreign exchange..........                                                                                            (4.6)
Net change in unrealized
  appreciation of
  investments..................
  Fixed maturities.............                                                                            160.2
  Equity securities............                                                                              5.3
Dividend to common
  stockholders.................                                                             (15.0)
Other, net.....................                                                 (0.4)
                                      -----        -----         -----    -----------  -----------        ------     -----------
Balance at December 31, 1995...         0.5       --            --             710.5         87.3           71.0          (22.2)

Net income.....................                                                             111.7
Net change in unrealized loss
  on foreign exchange..........                                                                                           (13.4)
Net change in unrealized
  appreciation of
  investments..................
  Fixed maturities.............                                                                            (30.5)
  Equity securities............                                                                             (5.8)
Dividend to common
  stockholders.................                                                             (14.2)
Merger-related capital
  restructure (Note 1B)........        (0.5)                                     0.5
Stock option and award
  settlement tax effect (Note
  1B)..........................                                                 69.5
Other, net.....................                                                  5.1
                                      -----        -----         -----    -----------  -----------        ------     -----------
Balance at December 31, 1996...      --           --            --             785.6        184.8           34.7          (35.6)

Capital restatement resulting
  from Merger (Note 1B)........      --              1.9          19.5          15.4        765.8           20.5           (0.1)
                                      -----        -----         -----    -----------  -----------        ------     -----------
Restated balance at
  December 31, 1996............      --              1.9          19.5         801.0        950.6           55.2          (35.7)

Net income.....................                                                             221.4
Net change in unrealized loss
  on foreign exchange..........                                                                                             0.1
Net change in unrealized
  appreciation of
  investments..................
  Fixed maturities.............                                                                             70.0
  Equity securities............                                                                             (7.2)
Shareholder dividends..........                                                              (0.4)
Acquisition of MARC minority
  interest.....................                                                425.0
Capital contribution...........                                                 85.0
Merger-related capital
  restructure (Note 1B)........                     (1.9)        (19.5)         21.4
                                      -----        -----         -----    -----------  -----------        ------     -----------
Balance at December 31, 1997...   $  --        $  --         $  --         $ 1,332.4    $ 1,171.6      $   118.0      $   (35.6)
                                      -----        -----         -----    -----------  -----------        ------     -----------
                                      -----        -----         -----    -----------  -----------        ------     -----------


                                   TOTAL
                                 ---------
Balance at January 1, 1995.....  $   789.2
Net loss.......................      (87.6)
Net change in unrealized loss
  on foreign exchange..........       (4.6)
Net change in unrealized
  appreciation of
  investments..................
  Fixed maturities.............      160.2
  Equity securities............        5.3
Dividend to common
  stockholders.................      (15.0)
Other, net.....................       (0.4)
                                 ---------
Balance at December 31, 1995...      847.1
Net income.....................      111.7
Net change in unrealized loss
  on foreign exchange..........      (13.4)
Net change in unrealized
  appreciation of
  investments..................
  Fixed maturities.............      (30.5)
  Equity securities............       (5.8)
Dividend to common
  stockholders.................      (14.2)
Merger-related capital
  restructure (Note 1B)........        0.0
Stock option and award
  settlement tax effect (Note
  1B)..........................       69.5
Other, net.....................        5.1
                                 ---------
Balance at December 31, 1996...      969.5
Capital restatement resulting
  from Merger (Note 1B)........      823.0
                                 ---------
Restated balance at
  December 31, 1996............    1,792.5
Net income.....................      221.4
Net change in unrealized loss
  on foreign exchange..........        0.1
Net change in unrealized
  appreciation of
  investments..................
  Fixed maturities.............       70.0
  Equity securities............       (7.2)
Shareholder dividends..........       (0.4)
Acquisition of MARC minority
  interest.....................      425.0
Capital contribution...........       85.0
Merger-related capital
  restructure (Note 1B)........     --
                                 ---------
Balance at December 31, 1997...  $ 2,586.4
                                 ---------
                                 ---------

          See accompanying notes to consolidated financial statements.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                             (DOLLARS IN MILLIONS)

                                                      YEAR ENDED DECEMBER 31,
                                                    ----------------------------
                                                      1997      1996      1995
                                                    --------  --------  --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)...............................  $  221.4  $  111.7  $  (87.6)
  Adjustments to reconcile net income (loss) to
  net cash and cash equivalents provided by
  operating activities:
    Decrease (increase) in accrued investment
     income.......................................      11.3       1.7      (8.4)
    Decrease (increase) in premiums and other
     receivables..................................    (167.6)   (131.2)      9.6
    Increase in deferred policy acquisition
     costs........................................     (19.8)    (24.4)    (21.7)
    Increase in insurance reserves................     280.4     250.3     945.3
    Increase (decrease) in current and deferred
     federal and foreign income tax assets and
     liabilities..................................     (57.5)     68.1    (103.6)
    Decrease (increase) in other assets and
     liabilities..................................      96.4      54.8    (417.4)
    Depreciation expense on property and
     equipment....................................       8.4       8.5       7.8
    Write-down of property and equipment..........      38.2     --        --
    Net realized capital gains....................     (87.7)     (4.8)     (4.7)
    Decrease (increase) in other, net.............      42.6      31.2       6.4
                                                    --------  --------  --------
      Net cash provided by operating activities...     366.1     365.9     325.7
                                                    --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments held to maturity
    Purchases.....................................     --        --        --
    Maturities....................................     --         75.0      39.5
  Investments available for sale
    Purchases.....................................  (5,173.3) (1,981.1) (1,733.6)
    Maturities....................................     606.5     359.6     302.2
    Sales.........................................   4,266.6   1,202.7     983.0
  Other investments
    Purchases.....................................      (3.0)    (11.3)    (14.4)
    Sales.........................................       1.9       0.8      28.3
  Costs of additions to property and equipment....     (23.1)    (22.7)     (9.0)
                                                    --------  --------  --------
      Net cash used in investing activities.......    (324.4)   (377.0)   (404.0)
                                                    --------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowing of senior notes.........     --        498.4     --
  Defeasance of principal of senior subordinated
  debentures......................................     --       (450.0)    --
  Repayment of senior bank debt...................     --        --       (200.0)
  Borrowing of senior bank debt...................     --        --         75.0
  Proceeds from Company-obligated mandatorily
  redeemable preferred securities
    of subsidiary trust...........................     --        --        237.5
  Dividend to common stockholders.................      (0.4)    (14.2)    (15.0)
  Stock option and award proceeds received from
  parent..........................................     --        204.2     --
  Stock option and award payments.................     --       (203.5)    --
  Merger-related expense payments.................     --        (34.1)    --
  Loan from parent company........................     (35.9)     35.9     --
  Capital contribution from parent company........      85.0     --        --
  Other capital contribution sources (uses),
  net.............................................     --          5.2      (0.4)
                                                    --------  --------  --------
      Net cash provided by financing activities...      48.7      41.9      97.1
                                                    --------  --------  --------
  Effect of exchange rate changes on cash and cash
  equivalents.....................................      (1.9)     (0.1)     (5.1)
                                                    --------  --------  --------
      Net increase in cash and cash equivalents...      88.5      30.7      13.7
  Cash and cash equivalents, beginning of
  period..........................................     553.1     294.2     280.5
                                                    --------  --------  --------
  Cash and cash equivalents, end of period........     641.6     324.9     294.2
    Merger-related adjustment (Note 1B)...........     --        228.2     --
                                                    --------  --------  --------
  Cash & cash equivalents, end of period (restated
  for 1996).......................................  $  641.6  $  553.1  $  294.2
                                                    --------  --------  --------
                                                    --------  --------  --------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Income taxes paid (refunded), net...............  $   29.3  $  (21.0) $   24.4
  Interest paid and distributions on preferred
  securities subsidiary trust.....................  $   63.0  $  117.1  $   67.1

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

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

1. THE COMPANY

A. NATURE OF OPERATIONS

    American Re Corporation (the "Company" or "American Re") primarily acts as the holding company for American Re-Insurance Company ("American Re-Insurance"). American Re-Insurance underwrites property and casualty reinsurance on a direct basis in both the domestic and international markets. American Re-Insurance is one of only four direct writers of reinsurance in the United States at December 31, 1997. To assist in its reinsurance business, American Re operates primarily in the alternative market through a primary insurance company, American Alternative Insurance Corporation ("American Alternative"). (American Alternative and American Re-Insurance together are the "insurance/reinsurance subsidiaries.") American Re conducts its business through 14 domestic and 14 international offices.

B. ACQUISITION BY MUNICH RE

    The Company is a subsidiary of Munchener Ruckversicherungs-Gesellschaft Aktiengesellschaft in Munchen ("Munich Re"), a company organized under the laws of Germany.

    On August 13, 1996, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Munich Re and Puma Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Munich Re. Pursuant to the terms of the Merger Agreement, on November 25, 1996, following approval of the Merger by the Company's stockholders and applicable regulatory authorities, Puma Acquisition Corp. was merged with and into the Company, which became a wholly owned subsidiary of Munich Re (the "Acquisition"), and all of the outstanding shares of the Company's common stock, $.01 par value (the "Common Stock"), were converted into the right to receive $65.00 per share in cash (the "Merger Consideration"). In addition, the Merger Agreement canceled all outstanding Company stock options. Holders of the canceled Company stock options were entitled to receive a cash payment equal to the product of (i) the number of Company stock options outstanding at the merger date, and (ii) the excess of the Merger Consideration, over the cumulative exercise price total of the Company's stock options outstanding. In addition, certain holders of the Company's stock options were given the opportunity to defer the receipt of up to 100% of their option proceeds until 2001.

    Aggregate cash consideration paid by Munich Re was $3,278.3, including aggregate cash payment of canceled stock options of $124.2 and aggregate canceled stock option proceeds deferred of $79.9. The Company established a stockholders' equity benefit of $69.5, representing current and deferred tax benefits associated with the cancellation and settlement of the Company's stock options. In addition, the Company incurred a one-time charge to operating earnings of $36.1 ($35.1 on an after-tax basis), primarily consisting of financial advisory fees in connection with the Acquisition. On November 26, 1996, the Company's Common Stock was voluntarily delisted from the New York Stock Exchange. As a result of the Acquisition, the 47.3 million shares of Common Stock previously issued and outstanding, were converted to 100 common shares issued and outstanding.

    On July 1, 1997, American Re and Munich Re, completed the merger of Munich American Reinsurance Company ("MARC") into American Re-Insurance. Prior to this transaction, MARC was owned 27.5% by Munich Re, 22.5% by Munich Re's U.S. Branch (the "U.S. Branch"), 40% by Allianz Aktiengesellschaft ("Allianz"), and 10% by VICTORIA Versicherung AG ("Victoria"). This transaction was effected by exchanging 100% of the common shares of MARC for 25.92804 newly issued shares of the Company. On July 2, 1997, the U.S. Branch exchanged its newly acquired shares of the Company with Munich Re for cash in the amount of $85.0 million. This amount approximated the statutory accounting

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

1. THE COMPANY (CONTINUED)
value of the U.S. Branch's ownership in MARC at the time of the Merger. On July 3, 1997, Munich Re contributed the insurance-related assets and liabilities of the U.S. Branch to American Re-Insurance in exchange for 23.56908 additional shares of the Company (the "Redomestication"). As a result of these transactions (collectively, the "Merger"), the shares of common stock held by Allianz and Victoria represent minority interests in the Company's common stock equal to less than 9% on an aggregate basis. Munich Re continues to own over 91% of the outstanding common stock of the Company.

    The exchange of MARC shares for the Company shares by Allianz and Victoria (totaling 50% of MARC's ownership) was accounted for using the purchase method for business combinations. The exchange of MARC shares for the Company's shares by Munich Re and the U.S. Branch (totaling 50% of MARC's ownership) was accounted for as an "as-if-pooling of interests" business combination between parties under common control of the same parent company, Munich Re. The exchange of the insurance assets and liabilities of the U.S. Branch for the Company's shares was also accounted for as an "as-if-pooling of interests" business combination between parties under common control. Common control for American Re, MARC and the U.S. Branch was considered effective at December 31, 1996. As such, the Company's December 31, 1996, balance sheet and related footnote disclosures, as originally filed in its 1996 Form 10-K, have been restated to reflect a 50% ownership of MARC, a 50% minority interest in the ownership of MARC by Allianz and VICTORIA, and a 100% ownership of the U.S. Branch. As common control was considered effective at December 31, 1996, the Company's consolidated statements of income and cash flows for the years ended December 31, 1996 and 1995, have not been restated. All statutory accounting data has been restated to reflect the combination of financial results of the insurance/ reinsurance subsidiaries, MARC, and the U.S. Branch.

    The Company's consolidated statements of income and cash flows for the year ended December 31, 1997 represent the fully consolidated operations of American Re, MARC, and the U.S. Branch for the periods then ended, with 50% of MARC's net loss for the six-month period ended June 30, 1997 accounted for as minority interest in the net income of the Company. Revenue and net income for the separate entities for the six-month period ended June 30, 1997, prior to the Merger were as follows:

                                                                         SIX-MONTH
                                                                       PERIOD ENDED
                                                                       JUNE 30, 1997
                                                                       -------------
Revenue:
  American Re........................................................   $   1,094.1
  MARC / U.S. Branch.................................................         517.0
                                                                       -------------
    Total............................................................   $   1,611.1
                                                                       -------------
                                                                       -------------
Net income:
  American Re........................................................   $      22.3
  MARC / U.S. Branch.................................................          63.5
                                                                       -------------
    Total............................................................   $      85.8
                                                                       -------------
                                                                       -------------

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

1. THE COMPANY (CONTINUED)
    The purchase of the 50% minority interest in the ownership of MARC was based upon a purchase price of $425.0, as agreed upon by all parties. The non-cash transaction was accounted for as follows:

Purchase price:
Consideration given as newly issued shares of American Re...........  $   425.0
Less: Book value of minority interest at July 1, 1997...............      240.2
                                                                      ---------
Excess of purchase price over net assets acquired...................  $   184.8
                                                                      ---------
                                                                      ---------

    The excess of the purchase price of the net assets acquired was allocated entirely to goodwill, which is included in the "Other assets" classification in the December 31, 1997, Consolidated Balance Sheet (see Note 1H).

    During 1997, the Company incurred one-time Merger-related charges, including the following:

                                                     AMERICAN RE    MARC/U.S. BRANCH      TOTAL
                                                    -------------  -------------------  ---------
Severance and other personnel related charges.....    $     8.9         $    65.7       $    74.6
Write-down of data processing equipment...........         22.7              15.5            38.2
Sale leaseback write-down.........................         13.3            --                13.3
                                                          -----             -----       ---------
                                                      $    44.9         $    81.2       $   126.1
                                                          -----             -----       ---------
                                                          -----             -----       ---------

    For informational purposes, the pro forma condensed results of operations shown below are presented as if the Merger transactions which took place in July 1997 had occurred at January 1, 1996. Adjustments have been made to the 1997 amounts to exclude Merger-related expenses, minority interest, and reversal of the U.S. Branch deferred tax asset valuation allowance (see Note 6), and to the 1997 and 1996 amounts to include goodwill amortization.

                                                                      YEAR ENDED DECEMBER
                                                                              31,
                                                                      --------------------
                                                                        1997       1996
                                                                      ---------  ---------
Revenue.............................................................  $ 3,043.0  $ 2,962.0
Income before income taxes, distributions on preferred securities of
  subsidiary trust and extraordinary loss...........................      348.1      370.9
Net income..........................................................      256.6      234.6

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF PRESENTATION

    The Company's primary business is reinsuring property-casualty risks of domestic and foreign insurance organizations under excess of loss and pro rata reinsurance contracts. The Company and American Re-Insurance operate on a calendar year basis.

    The consolidated financial statements have been prepared on the basis of generally accepted accounting principles and include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with generally

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

B. FUTURE APPLICATION OF ACCOUNTING STANDARDS

    REPORTING COMPREHENSIVE INCOME

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard No. 130 ("FAS No. 130"), "Reporting Comprehensive Income." FAS No. 130 establishes standards for reporting and display of comprehensive income and its components in an entity's financial statements. Comprehensive income is defined as net income adjusted for changes in stockholders' equity resulting from events other than net income or transactions related to an entity's capital instruments. The disclosure requirements of FAS No. 130 are effective for fiscal years beginning after December 15, 1997, with reclassification of financial statements for earlier years required. The Company is currently evaluating the presentation alternatives permitted by the statement.

    DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

    In June 1997, the FASB issued Financial Accounting Standard No. 131 ("FAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information." FAS No. 131 establishes standards for reporting information about operating segments. Generally, FAS No. 131 requires that financial information be reported on the basis that is used internally for evaluating performance. The disclosure requirements of FAS No. 131 are effective for fiscal years beginning after December 15, 1997, with reclassification of financial statements for earlier years required. The Company is currently considering what impact, if any, FAS 131 will have on its current segment reporting.

    EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS

    In February 1998, the FASB issued Financial Accounting Standard No. 132 ("FAS No. 132"), "Employers' Disclosures about Pensions and Other Postretirement Benefits." FAS No. 132 revises current disclosure requirements for employers' pension and other retiree benefits. FAS No. 132 does not change the measurement or recognition of pension or other postretirement benefit plans. The disclosure requirements of FAS No. 132 are effective for fiscal years beginning after December 15, 1997, with restatement of disclosures for earlier years required.

C. CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include cash on hand, money market instruments and other debt issues purchased with a maturity of ninety days or less when purchased.

D. INVESTMENTS

    All debt and equity securities are classified as available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of related income taxes. Realized gains and losses on the sale or maturity of investments are

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) determined on the basis of the specific identification method and are included in net income. Purchases and sales are recorded on a trade date basis.

    If a decline in fair value of an invested asset is considered to be other than temporary, or if the invested asset is deemed to be permanently impaired, the investment is reduced to its net realizable value and the reduction is accounted for as a realized investment loss.

    The cost for mortgage-backed securities is adjusted for unamortized premiums and discounts, which are amortized or accreted using the interest method over the estimated remaining term of the securities, adjusted for anticipated prepayments.

    In November 1995, the FASB issued a special report, "A Guide to Implementation of Statement 115 on Accounting For Certain Investments In Debt and Equity Securities". The implementation guide allowed companies a one-time opportunity to reassess and reclassify their securities holdings, without penalty, prior to December 31, 1995. As a result, the Company transferred securities from the held to maturity classification to the available for sale classification at an amortized cost of $358.8 and a fair value of $373.1, resulting in an increase in stockholders' equity of $9.3, net of taxes.

E. DEFERRED POLICY ACQUISITION COSTS

    Deferred policy acquisition costs represent acquisition costs, primarily commissions and certain operating expenses. These costs were deferred and were limited to their estimated realizable value based on the related unearned premiums, anticipated claims and claims expenses and anticipated investment income. These costs are amortized ratably over the terms of the related contracts, which are generally a year in duration.

F. DEFERRED FINANCING FEES

    Financing, underwriting, attorneys and accountants fees related to the issuance of the Senior Notes (see Note 10), the Cumulative Quarterly Income Preferred Securities (See Note 11), and the senior bank debt (see Note 8) have been deferred. Such costs are being amortized over the remainder of their respective lives, using the interest-rate method.

    As discussed in Note 10--"Senior Notes," the obligation of the Company's Senior Subordinated Debentures was extinguished through an in-substance defeasance in December 1996. Due to this early extinguishment, the Company recognized an extraordinary charge of $34.0, after applicable federal income tax effects of $18.3, representing the write-off of the remaining unamortized senior subordinated debt related financing fees of $14.1, interest payable through the redemption date of September 19, 1997 of $16.8, and a premium of 4.75% of the redemption price of $21.4.

    As discussed in Note 11--"Cumulative Quarterly Income Preferred Securities Offering," the obligation of the Company's revolving bank credit facility with Chase Manhattan Bank, N.A., was paid in full in August 1995. Due to this early extinguishment of debt, the Company recognized an extraordinary non-cash charge of $0.3, after applicable federal income tax effects of $0.2, for the year ended December 31, 1995, representing the write-off of the remaining unamortized revolving bank credit agreement related financing fees.

    The amortization of deferred financing fees was $1.9, $1.9 and $1.7 for the years ended December 31, 1997, 1996, and 1995, respectively.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
G. PROPERTY AND EQUIPMENT

    The Company uses straight-line depreciation for all of its depreciable assets, with the useful lives varying depending on the type of asset. Accumulated depreciation was $33.5 and $45.2 at December 31, 1997, and 1996 respectively.

H. GOODWILL

    Goodwill represents the cost in excess of net assets acquired for the acquisitions of American Re-Insurance in 1992 and the minority interests in MARC in 1997. The goodwill of $265.3 and $85.1 at December 31, 1997 and 1996, respectively, is amortized over 40 years. The amortization of goodwill was $4.7, $2.4 and $2.4 for each of the years ended December 31, 1997, 1996, and 1995, respectively.

    The Company regularly evaluates the recoverability of goodwill and other acquired intangible assets. The carrying value of such assets would be reduced through a direct write-off if, in management's judgment, it was probable that projected future operating income, before amortization of goodwill, would not be sufficient on an undiscounted basis to recover the carrying value.

I. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

    The reserve for losses and loss adjustment expenses ("LAE") is based upon reports received from other insurers supplemented with the Company's own case reserve estimates provided by the Company's claims department. Loss and LAE reserves also include estimates of incurred but not reported losses based on past experience modified for current trends, and estimates of expenses for investigating and settling claims, reduced for anticipated salvage and subrogation. Generally, it is the Company's policy to discount all workers' compensation claims on reported and unreported losses to present value using an interest rate of 4.5%. Such discount resulted in a reduction in gross loss reserves of approximately $592.7 and $505.5 as of December 31, 1997, and 1996, respectively.

    As discussed in Note 14D--"Asbestos, Environmental-Related and Other Latent Liability Claims," during the fourth quarter of 1995, the Company undertook and concluded a major initiative to reevaluate its reserves for asbestos, environmental-related and other latent liability coverage exposures ("Latent Liability Exposures"). As a result of this reevaluation, the Company increased its gross incurred but not reported ("IBNR") loss reserves in 1995 for Latent Liability Exposures by $587.0, primarily for accident years prior to 1986.

    Management believes that the reserves for losses and LAE as of December 31, 1997, are adequate to cover the ultimate gross cost of losses and LAE incurred through December 31, 1997. The reserves are based on estimates of losses and LAE incurred and, therefore, the amount ultimately paid may be more or less than such estimates. The inherent uncertainties of estimating loss reserves are exacerbated for reinsurers by the significant periods of time that often elapse between the occurrence of an insured loss, the reporting of the loss to the primary insurer and, ultimately, to the reinsurer, and the primary insurer's payment of that loss and subsequent indemnification by the reinsurer. As a consequence, actual losses and LAE paid may deviate, perhaps substantially, from estimates reflected in the insurance/reinsurance companies' reserves in their financial statements. Any adjustments of these estimates or differences between estimates and amounts subsequently paid or collected are reflected in income as they occur.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
J. REINSURANCE RECOVERABLES ON UNPAID LOSSES

    Reinsurance recoverables on unpaid losses were $2,406.1 and $2,343.6 at December 31, 1997, and 1996, respectively. These recoverables were based upon the application of estimates of unpaid loss and LAE reserves in conjunction with terms specified under individual retrocessional contracts. The amounts ultimately collected may be more or less than such estimates. Any adjustments of these estimates or differences between estimates and amounts subsequently collected are reflected in income as they occur.

K. INCOME TAXES

    The Company and its subsidiaries generally file a consolidated U.S. income tax return and separate foreign income tax returns as required. For U.S. income tax purposes, MARC will file a separate return for the interim period ended June 30, 1997. The U.S. Branch will file a separate return for the year ended December 31, 1997. The Company will file a consolidated tax return for the year ended December 31, 1997. The Company uses the liability method of accounting for income taxes, whereby deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws. The Company is required to establish a "valuation allowance" for any portion of the deferred tax asset that management believes will not be realized.

L. FOREIGN CURRENCY TRANSLATION

    Foreign currency revenue and expenses are translated at average exchange rates during the year. Assets and liabilities are translated at the rate of exchange in effect at the close of the respective year-end. Translation gains and losses are recorded as a separate component of stockholders' equity, net of tax, while transaction gains and losses are included in other expenses. Gains and losses from contracts hedging foreign translation exposures are reflected in stockholders' equity, net of tax.

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

    Assumed reinsurance and retrocessional contracts that do not both transfer significant insurance risk and result in the reasonable possibility that the Company or its retrocessionaires may realize a significant loss from the insurance risk assumed are required to be accounted for as deposits. These contract deposits are included in other assets and other liabilities in the Consolidated Balance Sheet and are accounted for as financing transactions with interest income or expense credited or charged to the contract deposits.

N. FAIR VALUES OF FINANCIAL INSTRUMENTS

    The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the Company's estimates of fair value are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) have a material effect on the estimated fair value amounts. Furthermore, fair value estimates disclosed are based on pertinent information available to the Company as of December 31, 1997, and 1996. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date; therefore, current estimates of fair value may differ significantly from the amounts disclosed in the financial statements.

    The following methods and assumptions were used by the Company in estimating its fair value disclosures (as presented in Note 15--"Fair Value of Financial Instruments"):

    BONDS. Fair values for bonds were based on quoted market prices, where available. If quoted market prices were not available, fair values were based on quoted market prices of comparable instruments or were determined by dealers or a pricing service specializing in "matrix pricing" and modeling techniques.

    PREFERRED STOCK. The fair value of these instruments was based on quoted market price, where available. Where market values were unavailable, the Company used discounted cash flow models, using discount rates of securities of similar maturities and credit characteristics.

    EQUITY SECURITIES. The fair value of these securities was based on quoted market price, where available. Securities accounted for on the equity method represent the Company's ownership portion of respective securities' stockholders' equity.

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

O. FINANCIAL STATEMENT PRESENTATION

    Certain 1996 and 1995 financial statement presentations have been reclassified to conform with the 1997 presentation.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

3. INVESTMENTS

    Investments in fixed maturities at December 31, were as follows:

                                                                                           1997
                                                                    --------------------------------------------------
                                                                                    GROSS         GROSS
                                                                     AMORTIZED   UNREALIZED    UNREALIZED      FAIR
                                                                       COST         GAINS        LOSSES        VALUE
                                                                    -----------  -----------  -------------  ---------
Bonds available for sale:
  U.S. Treasury securities and obligations of U.S. government
    agencies and corporations.....................................   $ 1,125.1    $    25.6     $     0.1    $ 1,150.6
  Obligations of states and political subdivisions................     1,706.6         57.4           0.2      1,763.8
  Corporate securities............................................     2,652.6         57.4           3.7      2,706.3
  Mortgage backed securities......................................       997.1         28.5           2.1      1,023.5
                                                                    -----------  -----------          ---    ---------
      Total bonds available for sale..............................     6,481.4        168.9           6.1      6,644.2
Preferred stock...................................................        70.8          0.6        --             71.4
                                                                    -----------  -----------          ---    ---------
      Total fixed maturities......................................   $ 6,552.2    $   169.5     $     6.1    $ 6,715.6
                                                                    -----------  -----------          ---    ---------
                                                                    -----------  -----------          ---    ---------

                                                                                           1996
                                                                     ------------------------------------------------
                                                                                     GROSS        GROSS
                                                                      AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                                        COST         GAINS       LOSSES       VALUE
                                                                     -----------  -----------  -----------  ---------
Bonds available for sale:
  U.S. Treasury securities and obligations of U.S. government
    agencies and corporations......................................   $ 1,241.5    $     7.8    $     6.9   $ 1,242.4
  Obligations of states and political subdivisions.................     1,560.9         29.7          2.9     1,587.7
  Corporate securities.............................................     2,099.6         33.4         10.9     2,122.1
  Mortgage backed securities.......................................     1,156.3         14.2          5.6     1,164.9
  Other debt.......................................................        31.7          0.1       --            31.8
                                                                     -----------       -----        -----   ---------
      Total bonds available for sale...............................     6,090.0         85.2         26.3     6,148.9
Preferred stock....................................................        69.6       --           --            69.6
                                                                     -----------       -----        -----   ---------
      Total fixed maturities.......................................   $ 6,159.6    $    85.2    $    26.3   $ 6,218.5
                                                                     -----------       -----        -----   ---------
                                                                     -----------       -----        -----   ---------

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

3. INVESTMENTS (CONTINUED)
    The amortized cost and fair value of fixed maturities at December 31, 1997, and 1996, respectively, are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be called or prepaid with or without call or prepayment penalties.

                                                                              1997                    1996
                                                                     ----------------------  ----------------------
                                                                      AMORTIZED     FAIR      AMORTIZED     FAIR
                                                                        COST        VALUE       COST        VALUE
                                                                     -----------  ---------  -----------  ---------
Due to mature:
  One year or less.................................................   $   432.6   $   432.9   $   400.2   $   401.5
  After one year through five years................................     1,683.2     1,705.6     1,645.6     1,662.3
  After five years through ten years...............................     2,271.7     2,333.3     2,145.6     2,167.6
  After ten years..................................................     1,167.6     1,220.3       811.9       822.2
  Mortgage backed securities.......................................       997.1     1,023.5     1,156.3     1,164.9
                                                                     -----------  ---------  -----------  ---------
      Total fixed maturities.......................................   $ 6,552.2   $ 6,715.6   $ 6,159.6   $ 6,218.5
                                                                     -----------  ---------  -----------  ---------
                                                                     -----------  ---------  -----------  ---------

    Proceeds from sales of investments in fixed maturities and the related gains and losses realized on those sales, and gains and losses on early redemption of callable securities for bonds held to maturity were as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------
                                                      1997       1996               1995
                                                    ---------  ---------  ------------------------
                                                    AVAILABLE  AVAILABLE    HELD TO     AVAILABLE
                                                    FOR SALE   FOR SALE    MATURITY     FOR SALE
                                                    ---------  ---------  -----------  -----------
Proceeds from sales...............................  $ 4,266.6  $ 1,202.7   $  --        $   983.0
Gross gains realized..............................       43.2        9.0         0.1          7.8
Gross losses realized.............................       21.8        5.1      --              3.6
                                                    ---------  ---------  -----------  -----------

    Net unrealized appreciation (depreciation) on investments included within stockholders' equity was as follows:

                                                                             YEAR ENDED DECEMBER
                                                                                     31,
                                                                             --------------------
                                                                               1997       1996
                                                                             ---------  ---------
Change in unrealized appreciation (depreciation)
  Fixed maturities.........................................................  $   107.6  $   (46.9)
  Equity securities........................................................      (11.0)      (8.9)
                                                                             ---------  ---------
    Subtotal...............................................................       96.6      (55.8)
Income tax effect..........................................................       33.8      (19.5)
                                                                             ---------  ---------
Net change in unrealized appreciation (depreciation).......................       62.8      (36.3)
Balance, beginning of year.................................................       55.2       71.0
                                                                             ---------  ---------
Balance, end of year.......................................................      118.0       34.7
Merger-related adjustment..................................................     --           20.5
                                                                             ---------  ---------
Balance, end of year (1996 restated).......................................      118.0       55.2
                                                                             ---------  ---------
                                                                             ---------  ---------

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

3. INVESTMENTS (CONTINUED)
    At December 31, 1997, and 1996, the Company's investments in bonds on a financial statement basis were $6,644.2 or 86.6% and $6,148.9 or 87.7%, respectively, of total investments and cash. The bond portfolio is well diversified within various industry segments.

    Bond investments by market sector at December 31, were as follows:

                                                          1997                    1996
                                                   AVAILABLE FOR SALE      AVAILABLE FOR SALE
                                                 ----------------------  ----------------------
                                                  AMORTIZED     FAIR      AMORTIZED     FAIR
                                                    COST        VALUE       COST        VALUE
                                                 -----------  ---------  -----------  ---------
U.S. government................................   $ 1,125.0   $ 1,150.6   $ 1,241.5   $ 1,242.4
Foreign government.............................       306.0       315.7       279.7       291.3
State and municipal............................     1,706.6     1,763.8     1,560.9     1,587.7
Mortgage backed securities.....................       997.1     1,023.5     1,156.3     1,164.9
Financial......................................     1,058.9     1,080.9       870.2       876.3
Utilities......................................       273.7       278.7       178.0       179.3
Transportation/capital.........................       160.4       163.6       117.6       118.6
Health care....................................        18.1        18.6        18.4        18.8
Natural resources..............................         2.4         2.4         8.4         8.3
Other corporate securities.....................       833.2       846.4       659.0       661.3
                                                 -----------  ---------  -----------  ---------
    Total......................................   $ 6,481.4   $ 6,644.2   $ 6,090.0   $ 6,148.9
                                                 -----------  ---------  -----------  ---------
                                                 -----------  ---------  -----------  ---------

    Sources of net investment income were as follows:

                                                                       YEAR ENDED DECEMBER 31,
                                                                   -------------------------------
                                                                     1997       1996       1995
                                                                   ---------  ---------  ---------
Fixed maturities.................................................  $   407.7  $   239.1  $   209.3
Short-term investments...........................................       21.9        9.6       11.5
Other............................................................       16.3       13.8       14.6
                                                                   ---------  ---------  ---------
  Gross investment income........................................      445.9      262.5      235.4
Investment expenses..............................................      (18.4)     (14.3)     (12.8)
                                                                   ---------  ---------  ---------
  Net investment income..........................................  $   427.5  $   248.2  $   222.6
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    Net realized capital investment gains (losses) were as follows:

                                                                       YEAR ENDED DECEMBER 31,
                                                                   -------------------------------
                                                                     1997       1996       1995
                                                                   ---------  ---------  ---------
Fixed maturities.................................................  $    21.4  $     3.9  $     4.3
Equity securities................................................       67.9     --         --
Mortgage loans...................................................     --         --            0.9
Real estate......................................................     --         --            1.7
Other............................................................       (1.6)       0.9       (2.2)
                                                                   ---------  ---------  ---------
  Net realized capital gains.....................................  $    87.7  $     4.8  $     4.7
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

At December 31, 1997, and 1996, securities in the amount of $399.9 and $366.3 (par value), respectively, were on deposit with governmental authorities as required by law.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

4. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

    The reconciliation of loss and loss adjustment expense reserves for the years ended December 31, 1997, 1996, and 1995 is shown below:

                                                                           YEAR ENDED DECEMBER 31,
                                                                       -------------------------------
                                                                         1997       1996       1995
                                                                       ---------  ---------  ---------
Loss and LAE reserves at beginning of period.........................  $ 7,192.3  $ 4,790.0  $ 3,971.9
Reinsurance recoverables on unpaid losses............................   (2,343.6)  (1,945.4)  (1,650.0)
                                                                       ---------  ---------  ---------
Net reserves at beginning of period..................................    4,848.7    2,844.6    2,321.9

Net incurred related to:
  Current period.....................................................    1,642.1    1,167.7      902.3
  Prior periods......................................................       74.2        0.1      437.9
                                                                       ---------  ---------  ---------
    Total net incurred...............................................    1,716.3    1,167.8    1,340.2
                                                                       ---------  ---------  ---------
Net paid related to:
  Current period.....................................................      167.5       89.5       75.4
  Prior periods......................................................    1,294.7      820.5      742.1
                                                                       ---------  ---------  ---------
    Total net paid...................................................    1,462.2      910.0      817.5
                                                                       ---------  ---------  ---------

Net reserves at end of period........................................    5,102.8    3,102.4    2,844.6
  Merger-related adjustment..........................................     --        1,746.3     --
                                                                       ---------  ---------  ---------
Net reserves at end of period (1996 restated)........................    5,102.8    4,848.7    2,844.6

Reinsurance recoverables on unpaid losses............................    2,406.1    1,789.1    1,945.4
  Merger-related adjustment..........................................     --          554.5     --
                                                                       ---------  ---------  ---------
Reinsurance recoverables on unpaid losses (1996 restated)............    2,406.1    2,343.6    1,945.4

Loss and LAE reserves at end of period...............................  $ 7,508.9  $ 7,192.3  $ 4,790.0
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

    As a result of changes in estimates of insured events in prior years, the losses and LAE incurred (net of reinsurance recoveries of $373.0, $99.2 and $512.2 for the years ended December 31, 1997, 1996, and 1995, respectively) increased by $74.2 in 1997, $0.1 in 1996, and $437.9 in 1995. For 1995 the
increase is primarily due to adverse loss development associated with asbestos and environmental-related claims (See Note 14D).

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

    The Company believes that it has minimized the credit risk with respect to its retrocessions by monitoring its retrocessionaires, diversifying its retrocessions and collateralizing obligations from foreign retrocessionaires. Potential deterioration of the financial condition of retrocessional markets is carefully

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

5. REINSURANCE (CONTINUED)
monitored and appropriate actions are taken to eliminate or minimize exposures. As a general rule, the Company requires that unpaid losses and LAE (including
IBNR) for certain admitted and non-admitted reinsurers (unregulated by United States insurance regulatory authorities) be collateralized by letters of credit, funds withheld or pledged trust agreements. In certain cases, the full limit ceded to non-admitted reinsurers is required to be collateralized regardless of actual claim activity. Actions such as drawdowns of letters of credit provided as collateral, cessation of relationships and commutations may be taken to reduce or eliminate exposure when necessary.

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

                                                             YEAR ENDED DECEMBER 31,
                                                         -------------------------------
                                                           1997       1996       1995
                                                         ---------  ---------  ---------
Premiums written
  Direct...............................................  $   146.0  $    71.2  $     9.1
  Assumed..............................................    2,935.1    2,262.0    2,034.4
  Ceded................................................     (583.4)    (430.8)    (414.0)
                                                         ---------  ---------  ---------
  Net..................................................    2,497.7    1,902.4    1,629.5
                                                         ---------  ---------  ---------
                                                         ---------  ---------  ---------
Premiums earned
  Direct...............................................      119.0       34.7        6.7
  Assumed..............................................    3,003.5    2,161.0    1,916.6
  Ceded................................................     (636.4)    (399.0)    (392.4)
                                                         ---------  ---------  ---------
  Net..................................................    2,486.1    1,796.7    1,530.9
                                                         ---------  ---------  ---------
                                                         ---------  ---------  ---------
Losses incurred
  Direct...............................................       56.9      (45.6)     247.5
  Assumed..............................................    2,032.4    1,312.6    1,604.9
  Ceded................................................     (373.0)     (99.2)    (512.2)
                                                         ---------  ---------  ---------
  Net..................................................  $ 1,716.3  $ 1,167.8  $ 1,340.2
                                                         ---------  ---------  ---------
                                                         ---------  ---------  ---------

    As discussed in Note 14D--"Asbestos, Environmental-Related and Other Latent Liability Claims," as a result of the reevaluation of Latent Liability Exposures, the Company established reinsurance recoverable balances of $228.6 at December 31, 1995, from Travelers Property Casualty Corp. ("Travelers"). This recovery was established as a result of indemnification obtained under an Adverse Loss Agreement (the "Cover"). At December 31, 1997 and 1996, the reinsurance recoverable balance from Travelers was $252.5 and $247.5, respectively.

    The Company maintains an allowance for doubtful accounts for amounts due from companies in receivership or believed to be in financial difficulty. The total allowance reflected in both reinsurance recoverables on paid and unpaid losses, and premiums and other receivables was $81.0 and $78.0 at December 31, 1997, and 1996, respectively.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

5. REINSURANCE (CONTINUED)
    National Indemnity Company (which had an A.M. Best rating of "A++" at December 31, 1997), a subsidiary of Berkshire Hathaway, Inc., accounted for approximately 24% and 39% of the reinsurance recoverables on paid and unpaid losses at December 31, 1997, and 1996, respectively. Allianz A.G. Holdings (which had an A.M. Best rating of "A+" at December 31, 1997), accounted for approximately 12% and 18% of the reinsurance recoverables on paid and unpaid losses at December 31, 1997, and 1996, respectively.

6. FEDERAL AND FOREIGN INCOME TAXES

    The net deferred tax asset recorded at December 31, 1997, and 1996, represents the net temporary differences between the tax bases of assets and liabilities and their amounts for financial reporting. The components of the net deferred tax asset, based on a tax rate of 35% at December 31, were as follows:

                                                                                         1997       1996
                                                                                       ---------  ---------
Loss reserves........................................................................  $   310.0  $   266.6
Unearned premiums....................................................................       79.6       79.3
Alternative minimum tax (AMT) credit carryforward....................................       19.2       18.4
Net operating loss carryforward (1)..................................................     --          114.5
Non-qualified deferred compensation plan trust (2)...................................       28.2       28.2
In-substance defeasance (3)..........................................................     --           18.3
Other deferred tax assets............................................................       52.2       25.8
                                                                                       ---------  ---------
  Gross deferred tax asset...........................................................      489.2      551.1
Valuation allowance (4)..............................................................     --         (158.0)
                                                                                       ---------  ---------
  Deferred tax asset net of valuation allowance......................................      489.2      393.1

Reinsurance recoverable on paid and unpaid losses....................................       98.7       55.5
Deferred policy acquisition costs....................................................      124.9      117.9
Investments..........................................................................       60.0       42.8
Other deferred liabilities...........................................................       20.0       21.9
                                                                                       ---------  ---------

  Deferred tax liability.............................................................      303.6      238.1
                                                                                       ---------  ---------

  Net deferred tax asset.............................................................  $   185.6  $   155.0
                                                                                       ---------  ---------
                                                                                       ---------  ---------

------------------------

(1) Represents U.S. Branch's net operating loss carryforward of $327.2.

(2) Represents deferred tax assets established for amounts placed in trust for certain employees of the Company, who entered into option deferral agreements. See Note 1B--"Acquisition by Munich Re."

(3) Represents tax assets that were established in 1996 for the in-substance defeasance of the Company's Debentures and reversed in 1997. See Note 9 -"In-Substance Defeasance."

(4) Represents U.S. Branch's valuation allowance for deferred tax assets at December 31, 1996.

    At December 31, 1997, the Company believes it is more likely than not that the deferred tax asset is fully realizable, and therefore, no valuation allowance has been recorded. At December 31, 1996, the U.S.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

6. FEDERAL AND FOREIGN INCOME TAXES (CONTINUED)
Branch had a valuation allowance to reflect the estimated amount of the deferred tax assets that may not be realized due to the expiration of net operating losses, tax credit carryforwards and loss reserve discounting. As part of the Redomestication of the U.S. Branch, the remaining net operating losses and the tax credit carryforwards remained with a successor Federal taxable entity to the U.S. Branch. As a result, the deferred tax assets for the net operating loss carryforwards and tax credit carryforwards, and the offsetting valuation allowances, are not included in the Company's deferred tax asset or liability calculation at December 31, 1997. However, the loss reserve discount deferred tax asset and corresponding valuation allowance were transferred to American Re as a part of the Redomestication. The valuation allowance associated with the discount on the loss reserves was reversed subsequent to the Redomestication, as the Company believes, based on its consolidated Federal tax position, that it is more likely than not that the deferred tax asset is fully realizable. This reversal resulted in a tax benefit of $37.7 million during the 1997 period. Realization of the net deferred tax asset is dependent on generating sufficient taxable income in future periods. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

    Income tax expense (benefit) was as follows:

                                                                                   YEAR ENDED DECEMBER 31, 1997
                                                                                -----------------------------------
                                                                                  CURRENT     DEFERRED      TOTAL
                                                                                -----------  -----------  ---------
Income-federal and foreign tax expense (benefit)..............................   $    19.8    $   (49.1)  $   (29.3)
Federal tax expense (benefit) on net realized capital gains...................        32.6         (6.7)       25.9
                                                                                -----------  -----------  ---------
    Total federal and foreign tax expense (benefit)...........................   $    52.4    $   (55.8)  $    (3.4)
                                                                                -----------  -----------  ---------
                                                                                -----------  -----------  ---------


                                                                                   YEAR ENDED DECEMBER 31, 1996
                                                                                -----------------------------------
                                                                                  CURRENT     DEFERRED      TOTAL
                                                                                -----------  -----------  ---------
Income-federal and foreign tax expense........................................   $    48.3    $    23.8   $    72.1
Federal tax expense (benefit) on net realized capital gains...................         3.3         (1.6)        1.7
                                                                                -----------  -----------  ---------
    Total federal and foreign tax expense.....................................   $    51.6    $    22.2   $    73.8
                                                                                -----------  -----------  ---------
                                                                                -----------  -----------  ---------

                                                                                   YEAR ENDED DECEMBER 31, 1995
                                                                                -----------------------------------
                                                                                  CURRENT     DEFERRED      TOTAL
                                                                                -----------  -----------  ---------
Income-federal and foreign tax benefit........................................   $   (18.4)   $   (59.9)  $   (78.3)
Federal tax expense (benefit) on net realized capital losses..................        (0.4)         2.1         1.7
                                                                                -----------  -----------  ---------
    Total federal and foreign tax benefit.....................................   $   (18.8)   $   (57.8)  $   (76.6)
                                                                                -----------  -----------  ---------
                                                                                -----------  -----------  ---------

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

6. FEDERAL AND FOREIGN INCOME TAXES (CONTINUED)
    The sources of deferred tax expense (benefit) and their tax effects were as follows:

                                                                                  YEAR ENDED DECEMBER 31,
                                                                              -------------------------------
                                                                                1997       1996       1995
                                                                              ---------  ---------  ---------
Net loss reserve discounting for tax                                          $    (0.1) $    (2.3) $   (24.1)
Acceleration of premiums earned for tax.....................................       (0.3)      (7.6)      (7.1)
Increase in deferred policy acquisition costs...............................        7.0        8.5        7.6
Net investment adjustments..................................................       (2.1)      (1.8)      (2.4)
Net operating loss carryforward (1).........................................     --           20.7      (20.7)
AMT credit carryforward.....................................................       (6.5)       3.2      (15.9)
Realized capital gains/losses...............................................       (6.7)      (1.6)       2.1
Reversal of the valuation allowance associated with the loss reserve
  discount..................................................................      (37.7)    --         --
Severance and other merger-related charges..................................      (15.8)    --         --
In-substance defeasance.....................................................       18.3      (18.3)    --
Other, net..................................................................      (11.9)      21.4        2.7
                                                                              ---------  ---------  ---------
    Total deferred tax expense (benefit)....................................  $   (55.8) $    22.2  $   (57.8)
                                                                              ---------  ---------  ---------
                                                                              ---------  ---------  ---------

------------------------

(1) At December 31, 1995, the Company had tax loss carryforwards of $59.1 available to offset future taxable income expiring in the year 2010, which were used by the Company in 1996.

    Reconciliations of the differences between income taxes computed at the federal statutory tax rate and consolidated provisions for income taxes were as follows:

                                                                                YEAR ENDED DECEMBER 31,
                                                                            -------------------------------
                                                                              1997       1996       1995
                                                                            ---------  ---------  ---------
Income (loss) before taxes................................................  $   224.3  $   232.6  $  (159.5)
Income tax rate...........................................................         35%        35%        35%
                                                                            ---------  ---------  ---------
  Tax expense (benefit) at federal statutory income tax rate..............       78.5       81.4      (55.8)
Tax effect of:
  Tax-exempt investment income............................................      (20.7)     (19.9)     (21.3)
  Goodwill................................................................        1.6        0.8        0.8
  Reversal of the valuation allowance associated with loss reserve
    discount--U.S. Branch.................................................      (37.7)    --         --
  Net operating loss utilization -- U.S. Branch...........................      (24.4)    --         --
  Merger-related expenses, not deductible for federal income tax
    purposes..............................................................     --           11.6     --
  Other, net..............................................................       (0.6)      (0.1)      (0.3)
                                                                            ---------  ---------  ---------
      Federal and foreign income tax expense (benefit)....................  $    (3.4) $    73.8  $   (76.6)
                                                                            ---------  ---------  ---------
                                                                            ---------  ---------  ---------

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

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

    The following table sets forth the plan's funded status and the amount reflected in the Company's consolidated balance sheet at December 31:

                                                                                        1997       1996
                                                                                      ---------  ---------
Actuarial present value of benefit obligations:
  Accumulated benefits obligation, including vested benefits of $99.6 and $74.1 for
    1997 and 1996, respectively.....................................................  $   102.0  $    75.7
                                                                                      ---------  ---------
                                                                                      ---------  ---------
Projected benefit obligation for service rendered to date...........................  $   159.5  $   127.0
Plan assets at fair value, primarily listed stocks and U.S. bonds...................     (109.2)     (94.8)
                                                                                      ---------  ---------
Projected benefit obligation in excess of plan assets...............................       50.3       32.2
Unrecognized net loss...............................................................      (15.5)      (5.4)
                                                                                      ---------  ---------
Accrued pension cost included in other liabilities..................................  $    34.8  $    26.8
                                                                                      ---------  ---------
                                                                                      ---------  ---------

    Net periodic pension cost included the following components:

                                                                     YEAR ENDED DECEMBER 31,
                                                                 -------------------------------
                                                                   1997       1996       1995
                                                                 ---------  ---------  ---------
Service cost-benefits earned during the period.................  $     9.6  $     7.1  $     5.0
Interest cost on projected benefit obligation..................        9.5        5.9        5.1
Actual return on assets........................................      (16.3)      (7.4)     (10.6)
Net amortization and deferral..................................        7.7        1.7        5.7
                                                                 ---------  ---------  ---------
  Net periodic pension cost....................................  $    10.5  $     7.3  $     5.2
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------

    The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.0% and 5.5%, respectively, for 1997 and 7.5% and 5.5%, respectively, for 1996. The projected long-term rate of return on assets was 9% for 1997, 1996 and 1995.

    The Company provides post retirement health care benefits to individuals eligible to receive benefits under the Company's non-contributory defined benefit pension plan and who are covered under a Company medical insurance plan at retirement. The Company funds its obligation currently and no contributions are required by retirees.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

7. BENEFIT PLANS (CONTINUED)
    The following table sets forth the plan's status and the amount reflected in the Company's consolidated balance sheet at December 31:

                                                                             1997       1996
                                                                           ---------  ---------
Accumulated post retirement benefit obligation
  Retirees...............................................................  $     4.3  $     4.5
  Fully eligible active plan participants................................        4.1        3.3
  Other active plan participants.........................................       17.4       11.8
                                                                           ---------  ---------
    Accumulated post retirement benefit obligation.......................       25.8       19.6
  Unrecognized net loss..................................................       (2.2)      (0.3)
  Prior service cost.....................................................       (2.9)    --
                                                                           ---------  ---------
    Accrued post retirement benefit obligation...........................  $    20.7  $    19.3
                                                                           ---------  ---------
                                                                           ---------  ---------

    Net periodic post retirement benefit cost included the following components:

                                                                 YEAR ENDED DECEMBER 31,
                                                             -------------------------------
                                                               1997       1996       1995
                                                             ---------  ---------  ---------
Service cost--benefits attributed to service during the
  period...................................................  $     1.5  $     1.3  $     0.9
Interest cost on accumulated post retirement benefit
  obligation...............................................        1.4        1.2        1.0
Net periodic amortization and deferral.....................        0.1     --         --
                                                                   ---        ---        ---
    Net periodic post retirement benefit cost..............  $     3.0  $     2.5  $     1.9
                                                                   ---        ---        ---
                                                                   ---        ---        ---

    The weighted average discount rate used in determining the accumulated post retirement benefit obligation was 7.0% and 7.5% and in 1997 and 1996, respectively.

    The assumed health care cost trend rate used in measuring the accumulated post retirement benefit obligation was 7.5% in 1998, gradually declining to 5.0% in the year 2016. If the health care cost trend rate assumption was increased by 1%, the accumulated post retirement benefit obligation as of December 31, 1997, and 1996, would increase by $6.2 and $4.2, respectively, and the aggregate of the service and interest cost components of net periodic post retirement benefit cost for the years ended December 31, 1997, 1996, and 1995, would increase by $0.8, $0.9, and $0.5, respectively.

    Substantially all employees are eligible to participate in a savings plan under which designated contributions, which are invested in various investment programs, are matched, up to 5% of compensation, by the Company. The costs of the Company's matching contributions were $5.0, $3.6 and $3.6, for the years ended December 31, 1997, 1996, and 1995, respectively.

    Key employees are eligible for plans that provide compensation incentives based upon operating results and that reward specific individuals for performance and contribution to the success of the Company. Charges to operations for such incentives were $23.4, $14.9 and $12.0 for the years ended December 31, 1997, 1996, and 1995, respectively.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

7. BENEFIT PLANS (CONTINUED)
    American Re-Insurance entered into Senior Executive Severance and Non-Competition Agreements (the "Severance Agreements"), with the CEO and three named executive officers. Under their respective agreements, each such executive has agreed to serve initially in his position held at the time such agreements were entered into and thereafter in such positions as the Board of Directors of American Re-Insurance shall designate, on an "at-will" employment basis, and American Re-Insurance has agreed to pay a severance benefit to such executive if the executive's employment with American Re-Insurance or an affiliate is terminated at any time on or before December 31, 2001, pursuant to an involuntary termination by the Company not for "Cause" or on a voluntary basis by the executive upon a "Constructive Discharge" (as such terms are defined in the Severance Agreements). Under the Severance Agreements, upon such termination, the executive would be entitled to continuation of annual base salary and annual bonus (equal to the greater of the amount of the most recent bonus paid to the executive and the amount of the bonus paid to the executive for 1996) for a period of two years. The executive would also be entitled to receive any amounts accrued to the date of termination under any long term compensation plan and all other benefits available under the Company's personnel policy manual as in effect as of the date of the Severance Agreements. For a period of two years after the date of termination, the executive would be subject to a covenant not to compete with American Re-Insurance or any affiliate thereof.

    At the time of the Acquisition, the Company established the Senior Executive Deferred Compensation Plan. Participants in the plan were provided the opportunity to defer, for five years, up to 100% of the option proceeds which they otherwise were eligible to receive from the cancellation of their options in accordance with the terms of the Acquisition. Participants elected to defer an aggregate of $79.9 of option proceeds which the Company used to establish and fund a trust, the assets of which will be dedicated to the payment of such future obligations in the absence of insolvency by the Company. At the direction of the participants, the trust proceeds were invested by the Company in one or more of two index-related investment vehicles and a fixed rate investment vehicle. In addition thereto, participants are eligible to receive an additional return from the Company in the amount of 5% of the participant's original deferred principal provided certain conditions are met. At December 31, 1997, and 1996, the Company's consolidated balance sheet reflected $79.9 of deferred option proceeds, which is reflected in other liabilities.

8. SENIOR BANK DEBT

    On December 29, 1995, American Re borrowed $75.0 from Bank of America, N.A., in anticipation and as part of a new unsecured bank revolving credit agreement established on January 29, 1996, which allows the Company to borrow an aggregate amount up to $150.0. Outstanding amounts under the revolving credit agreement bear interest, at the election of the Company, currently at (i) the Bank of America Base Rate (that is a fluctuating rate equal to the greater of (x) Bank of America's announced rate of interest, identified as its "reference rate" or
(y) the sum of the federal funds rate plus 0.50%), (ii) a Eurodollar reserve adjusted InterBank Offered Rate ("IBOR"), or (iii) a competitive bid rate as determined by the participating banks. Any amount not paid when due will bear interest at a rate of 2.00% in excess of the rate otherwise applicable. The revolving credit agreement has a term of five years and, except with respect to amounts outstanding under IBOR or bid loans, may be prepaid at any time at the option of the Company. The revolving credit agreement contains certain covenants relating to, among other things, restrictions on debt, liens, disposition of assets, consolidations, mergers, use of proceeds, changes in business and minimum statutory surplus. At December 31, 1997, $75.0 remained outstanding under the bank revolving credit agreement.

9. IN-SUBSTANCE DEFEASANCE

    On December 24, 1996, the Company defeased in-substance its existing issue of 10-7/8% Senior Subordinated Debentures due 2004 (the "Debentures"). On September 19, 1997, the Company redeemed all then outstanding Debentures ($450 million in principal amount) at 104.75% of par, plus accrued interest to the date of redemption, in accordance with the terms of the indenture under which the Debentures are issued. As described in Note 2F--"Deferred Financing Fees", the Company recognized an extraordinary charge of $34.0, after applicable income tax of $18.3, resulting from the in-substance defeasance.

    As described in Note 10--"Senior Notes," funds for the redemption were raised through a private offering of $500.0 of the Company's 7.45% Senior Notes due 2026. The Company completed the offering of the Notes on December 24, 1996. The net proceeds of $494.1 million raised from the offering of the Notes, in addition to $7.7 million of funds from the working capital of the Company, were simultaneously deposited with the trustee under the indenture for the Debentures (the "Indenture"). These funds, plus accrued interest, were used to redeem the Debentures in full on September 19, 1997.

10. SENIOR NOTES

    As described in Note 9--"In-Substance Defeasance," in connection with the in-substance defeasance of the Debentures, the Company sold $500.0 aggregate principal amount of its Senior Notes due December 15, 2026 (the "Notes") on December 24, 1996. The Notes bear interest at a rate of 7.45% annually, payable on June 15 and December 15 each year. The offering price of the notes was 99.687% of the aggregate principal amount, resulting in a yield to maturity of 7.476%.

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

    The Notes were not registered under the Federal Securities Act of 1933 or registered or qualified under the securities laws of the various states. Pursuant to the terms of the Senior Notes, the Company agreed to make an offer to exchange the Notes for a new issue of debt securities of the Company which would be registered under the Securities Act of 1933, with terms substantially similar to the Notes (the "Exchange Offer"). The Exchange Offer was completed on March 14, 1997, with 100% of the holders of the $500.0 aggregate principal amount of the Notes accepting the Exchange Offer.

11. CUMULATIVE QUARTERLY INCOME PREFERRED SECURITIES OFFERING

    On August 30, 1995, American Re Capital, a Delaware business trust formed and wholly owned by the Company, completed the sale of 9,500,000 Cumulative Quarterly Income Preferred Securities ("QUIPS") ($237.5 aggregate principal amount), due in 2025.

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

12. CAPITAL AND SURPLUS AND STOCKHOLDER DIVIDEND RESTRICTIONS

    Statutory surplus for the insurance/reinsurance subsidiaries on a combined basis at December 31, 1997, and 1996, was $2,323.4 and $2,178.1 respectively. Statutory net income (loss) for the years ended December 31, 1997, 1996, and 1995, on a combined basis was $196.7, $356.6 and $(21.0), respectively. Dividends declared and paid by American Re-Insurance to the Company were $105.0, $70.0 and $97.5 in 1997, 1996, and 1995, respectively.

    The Company is dependent upon dividends received from its insurance/reinsurance subsidiaries to meet its debt and other obligations. Dividend payments by American Re-Insurance are restricted by the insurance laws of the State of Delaware. Dividend payments by American Alternative are restricted by the insurance laws of the State of New York. As of December 31, 1997, American Re-Insurance could declare dividends of approximately $230.1 during 1998 without approval of the Commissioner of Insurance of the State of Delaware. As of December 31, 1997, American Alternative could declare dividends of $10.7 during 1998, to the extent it has earned surplus available at the date of declaration, without approval of the Commissioner of Insurance for the State of New York.

13. PERMITTED STATUTORY ACCOUNTING PRACTICES

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

14. COMMITMENTS AND CONTINGENT LIABILITIES

A. DERIVATIVES AND OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

FOREIGN EXCHANGE FORWARD CONTRACTS

    Foreign exchange forward contracts are agreements to exchange fixed amounts of two different currencies at a specified future date and at a specified price. The Company entered into foreign exchange forward contracts primarily as a hedge, for other than trading purposes, and such contracts were designed to offset certain foreign currency net asset positions. Currency risk results mainly from fluctuations in translation rates and credit risk results from the possibility of non-performance by counterparties which could result in an unhedged position. At December 31, 1996, the Company had $132.5 in contracts to sell, and $49.5 in contracts to buy various foreign currencies, primarily in Canadian and Australian dollars. The contract amounts of those instruments reflect the Company's extent of involvement in this type of financial instrument and do not represent the Company's risk of loss. The Company recognized $4.0 as an unrealized loss on foreign exchange in stockholders' equity due to foreign exchange forward contracts for the year ended December 31, 1996. The Company had no foreign exchange forward contracts at December 31, 1997.

FINANCIAL GUARANTEES

    The Company reinsures financial guarantee programs written through December 31, 1986. The aggregate principal and interest amounts of these guarantees outstanding at December 31, 1997, and 1996, were approximately $49.0 and $84.4, respectively. The aggregate principal and interest amount reflects the Company's extent of involvement in financial guarantees.

    There were no material concentrations of off-balance sheet financial instruments at December 31, 1997, and 1996.

B. RELATED PARTY TRANSACTIONS

    In November 1996, the Company borrowed $35.9 from Munich Re for the payment of Acquisition-related expenses. In July 1997, the Company repaid this amount in full plus accrued interest.

    Effective January 1, 1997, the Company purchased an accident year stop loss cover from Munich Re. The cover provides up to 80% of $200.0 in limit based upon the Company's 1997 actual accident year loss ratio in excess of a specified loss ratio. Effective as of January 1, 1997, Munich Re is also participating in the Company's existing retrocessional programs. Total ceded premiums to Munich Re relating to such programs, including the accident year stop loss cover, were approximately $97.0 for 1997.

    Commencing September 30, 1997, Munich Re Capital Management, an affiliated registered investment advisor, is responsible for the management of the fixed income portion of the Company's investment portfolio.

C. LEASES

    The Company has operating leases for certain of its furniture, fixtures, and computer equipment, and office space used by its branch office and subsidiary locations. Lease expense was $23.2, $14.8, and $14.4, for the years ended December 31, 1997, 1996, and 1995. Future net minimum payments under noncancellable leases at December 31, 1997, were estimated to be as follows:

                                                        2003 AND
  1998       1999       2000       2001       2002     THEREAFTER
---------  ---------  ---------  ---------  ---------  -----------
  $18.9    $    13.7  $     9.9  $     9.2  $     8.1   $    14.9
---------  ---------        ---        ---        ---       -----
---------  ---------        ---        ---        ---       -----

D. ASBESTOS, ENVIRONMENTAL-RELATED AND OTHER LATENT LIABILITY CLAIMS

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

    As this information flow improved and actuarial and claims methodologies evolved, the Company undertook and concluded a major initiative to evaluate its reserves for Latent Liability Exposures in 1995. As a result of this reevaluation during the fourth quarter of 1995, the Company increased its gross IBNR loss reserves for Latent Liability Exposures, which primarily relate to accident years prior to 1986, by $587.0. Cessions to specific retrocessional arrangements, net of a reserve for uncollectible reinsurance for this reserve charge, were $119.0. As a result, the net increase to loss reserves for Latent Liability Exposures recognized by the Company at December 31, 1995, was $468.0. After cession to the Cover (as discussed below), the net charge for loss reserve strengthening was $347.4 ($231.0, net of tax).

    The charge for loss reserve strengthening, prior to cession to the Cover, for Latent Liability Exposures recorded at December 31, 1995, was as follows:

                                                                                           ENVIRONMENTAL-
                                                                                              RELATED
                                                                                          AND OTHER LATENT
                                                                        ASBESTOS               LOSSES                TOTAL
                                                                  --------------------  --------------------  --------------------
                                                                    GROSS       NET       GROSS       NET       GROSS       NET
                                                                  ---------  ---------  ---------  ---------  ---------  ---------
    Reserve for incurred but not reported claims................  $   306.0  $   227.0  $   281.0  $   206.0  $   587.0  $   433.0
    Uncollectible reinsurance...................................     --         --         --         --         --           35.0
                                                                  ---------  ---------  ---------  ---------  ---------  ---------
    Total.......................................................  $   306.0  $   227.0  $   281.0  $   206.0  $   587.0  $   468.0
                                                                  ---------  ---------  ---------  ---------  ---------  ---------
                                                                  ---------  ---------  ---------  ---------  ---------  ---------

    The Company incurred no additional loss expense for Latent Liability Exposures during 1997 or 1996.

    The Company had Latent Liability Exposure loss reserves, prior to cession to the Cover, as follows at December 31:

                                                                                           1997                  1996
                                                                                   --------------------  --------------------
                                                                                     GROSS       NET       GROSS       NET
                                                                                   ---------  ---------  ---------  ---------
    Asbestos.....................................................................  $   457.7  $   297.1  $   499.9  $   326.6
    Environmental-Related and Other Latent Liability.............................      327.9      218.6      391.6      273.9
                                                                                   ---------  ---------  ---------  ---------
    Total........................................................................  $   785.6  $   515.7  $   891.5  $   600.5
                                                                                   ---------  ---------  ---------  ---------
                                                                                   ---------  ---------  ---------  ---------

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

    Travelers Property and Casualty Company ("Travelers") provides indemnification in the form of an Adverse Loss Agreement (the "Cover") that covers adverse development of losses and allocated loss adjustment expenses of $500.0 representing an 80% pro rata share (American Re-Insurance retains the remaining 20%) of up to $625.0 of losses in excess of $2,700.0 incurred on or prior to December 31, 1991. The charge for the Latent Liability Exposure resulted in a cession by American Re to the Cover. As discussed in Note 5 --"Reinsurance", at December 31, 1997, the reinsurance recoverable balance from Travelers was $252.5; thus there is $247.5 of limit remaining to cover additional adverse loss development for losses incurred on or prior to December 31, 1991.

    Latent Liability Exposure loss reserves at December 31, 1997, and 1996, represent best estimates drawn from a range of possible outcomes based on currently known facts, projected forward using assumptions and methodologies considered reasonable. Notwithstanding these loss reserves and the remaining protection under the Cover, there can be no assurance that future losses resulting from these exposures will not materially adversely affect future earnings.

E. LITIGATION

    The Company is involved in non-claim litigation incidental to its business principally related to insurance company insolvencies or liquidation proceedings in the ordinary course of business. Also, in the ordinary course of business, the Company is sometimes involved in adversarial proceedings incidental to its insurance and reinsurance business.

    Based upon its familiarity with or review and analysis of such matters, the Company believes that none of the pending litigation matters will have a material adverse effect on the consolidated financial statements of the Company. However, no assurance can be given as to the ultimate outcome of any such litigation matters.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of financial instruments at December 31, 1997, and 1996, were as follows:

                                                                   1997                  1996
                                                           --------------------  --------------------
                                                           CARRYING     FAIR     CARRYING     FAIR
                                                             VALUE      VALUE      VALUE      VALUE
                                                           ---------  ---------  ---------  ---------
Assets:
  Bonds available for sale...............................  $ 6,644.2  $ 6,644.2  $ 6,148.9  $ 6,148.9
  Preferred stock........................................       71.4       71.4       69.6       69.6
  Equity securities......................................      293.3      293.3      211.5      211.5
  Other invested assets..................................       22.9       22.9       24.2       24.2
                                                           ---------  ---------  ---------  ---------
    Total investments....................................    7,031.8    7,031.8    6,454.2    6,454.2
  Cash and cash equivalents..............................      641.6      641.6      553.1      553.1
Foreign exchange forward contracts (1):
  Contracts to sell......................................     --         --           (0.1)      (0.1)
  Contracts to buy.......................................     --         --            0.2        0.2
Liabilities:
  Senior bank debt.......................................       75.0       75.0       75.0       75.0
  Senior Notes...........................................      498.5      539.0      498.4      498.4
  QUIPS..................................................      237.5      246.4      237.5      245.6

------------------------

(1) Carrying value included in other liabilities at December 31, 1996.

    It is not practicable to estimate a fair value for the Company's financial guarantees because the Company no longer writes such guarantees, there is no quoted market price for such contracts, and it is not possible to reliably estimate the timing and amount of all future cash flows due to the unique nature of each of these contracts.

16. INTERNATIONAL OPERATIONS

    Financial information regarding the Company's operations between domestic and international operations is summarized below. International totals represent results for American Re-Insurance's International Operations, which underwrites reinsurance predominately in foreign branch locations. Net assets represent those identified and allocated to the International Operations.

                                                                       YEAR ENDED DECEMBER 31, 1997
                                                                    -----------------------------------
                                                                    DOMESTIC   INTERNATIONAL    TOTAL
                                                                    ---------  -------------  ---------
Revenues..........................................................  $ 2,559.5    $   483.5    $ 3,043.0
Income before income taxes........................................      203.5         20.8        224.3
Identifiable assets at December 31................................   11,871.4      1,416.8     13,288.8

                                                                       YEAR ENDED DECEMBER 31, 1996
                                                                    -----------------------------------
                                                                    DOMESTIC   INTERNATIONAL    TOTAL
                                                                    ---------  -------------  ---------
Revenues..........................................................  $ 1,648.9    $   448.3    $ 2,097.2
Income before income taxes........................................      198.1         34.5        232.6
Identifiable assets at December 31 (restated).....................   11,201.9        941.1     12,143.0

17. UNAUDITED QUARTERLY FINANCIAL DATA

    Summarized quarterly financial data were as follows:

                                                                                     1997
                                                                 --------------------------------------------
                                                                 FIRST(1)    SECOND(1)     THIRD     FOURTH
                                                                 ---------  -----------  ---------  ---------
Operating Data
  Premiums written.............................................  $   840.6   $   636.0   $   550.0  $   471.1
  Premiums earned..............................................      654.3       679.8       552.8      599.2
  Losses and LAE...............................................      449.9       469.4       398.4      398.6
  Underwriting expenses........................................      210.9       213.7       198.2      215.6
  Underwriting loss............................................       (6.5)       (3.2)      (43.9)     (15.0)
  Net investment income........................................      103.6       106.3       107.6      110.0
  Interest expense.............................................       11.2        10.5        10.6       10.5
  Net income to common stockholders............................  $    52.7   $    33.1   $    50.9  $    84.7
                                                                 ---------  -----------  ---------  ---------

------------------------

(1) First and second quarter 1997 results have been restated to reflect the July 1997 Merger.

                                                                                      1996
                                                                   ------------------------------------------
                                                                     FIRST     SECOND      THIRD     FOURTH
                                                                   ---------  ---------  ---------  ---------
Operating Data
  Premiums written...............................................  $   513.1  $   452.5  $   467.2  $   469.6
  Premiums earned................................................      416.1      443.7      422.4      514.4
  Losses and LAE.................................................      276.6      291.9      252.2      347.1
  Underwriting expenses..........................................      107.3      120.3      146.8      159.2
  Underwriting gain..............................................       32.2       31.5       23.4        8.1
  Net investment income..........................................       59.1       60.8       66.0       62.2
  Interest expense...............................................       13.7       13.4       13.4       13.6
  Income before extraordinary loss (1)...........................       49.1       48.4       47.3        0.8
  Extraordinary loss (2).........................................     --         --         --          (34.0)
  Net income (loss) to common stockholders.......................  $    49.1  $    48.4  $    47.3  $   (33.2)
                                                                   ---------  ---------  ---------  ---------

------------------------

(1) Fourth quarter 1996 included a one-time charge to operating earnings of $36.1 ($35.1 on an after-tax basis), consisting primarily of financial advisory fees in connection with the Acquisition (see Note 1B).

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

                                                                      SCHEDULE I

                            AMERICAN RE CORPORATION

                             SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES

                               DECEMBER 31, 1997
                             (DOLLARS IN MILLIONS)

                                                                                                          AMOUNT
                                                                                                         AT WHICH
                                                                                                       SHOWN IN THE
                                                                                AMORTIZED     FAIR       BALANCE
TYPE OF INVESTMENT                                                                COST        VALUE       SHEET
-----------------------------------------------------------------------------  -----------  ---------  ------------
FIXED MATURITIES:
  Bonds available for sale:
    U.S. Government and government agencies..................................   $ 1,125.1   $ 1,150.6   $  1,150.6
    States, municipalities and political subdivisions........................     1,706.6     1,763.8      1,763.8
    Mortgage backed securities...............................................       997.1     1,023.5      1,023.5
    Foreign governments......................................................       306.0       315.7        315.7
    Public utilities.........................................................       154.5       157.3        157.3
    Corporate bonds..........................................................     2,192.1     2,233.3      2,233.3
                                                                               -----------  ---------  ------------
      Total bonds available for sale.........................................     6,481.4     6,644.2      6,644.2
                                                                               -----------  ---------  ------------
    Preferred securities.....................................................        70.8        71.4         71.4
                                                                               -----------  ---------  ------------
      Total fixed maturities.................................................     6,552.2     6,715.6      6,715.6
                                                                               -----------  ---------  ------------

EQUITY SECURITIES:
  Common stock:
    Public utilities.........................................................        30.6        34.3         34.3
    Banks, trust and insurance companies.....................................        34.5        41.4         41.4
    Industrial and miscellaneous and all other...............................       210.1       217.6        217.6
                                                                               -----------  ---------  ------------
    Total equity securities..................................................       275.2       293.3        293.3
                                                                               -----------  ---------  ------------
  Other investments..........................................................        22.9        22.9         22.9
                                                                               -----------  ---------  ------------
      Total investments......................................................   $ 6,850.3   $ 7,031.8   $  7,031.8
                                                                               -----------  ---------  ------------
                                                                               -----------  ---------  ------------

                                                                     SCHEDULE II

                            AMERICAN RE CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             (PARENT COMPANY ONLY)

                            CONDENSED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                                                                   (RESTATED)
                                                                             DECEMBER 31, 1997  DECEMBER 31, 1996
                                                                             -----------------  -----------------
ASSETS
  Investment in subsidiaries...............................................     $   3,337.8        $   2,582.6
  Cash.....................................................................             6.0               21.3
  Deferred financing fees..................................................            26.8               29.1
  Current federal income taxes recoverable.................................            57.3            --
  Other assets.............................................................           113.2              120.5
                                                                                   --------           --------
      Total assets.........................................................     $   3,541.1        $   2,753.5
                                                                                   --------           --------
                                                                                   --------           --------
LIABILITIES
  Interest payable.........................................................     $       0.9        $       0.9
  Bank debt--term loan.....................................................            75.0               75.0
  Senior notes.............................................................           498.5              498.4
  Junior subordinated debt.................................................           244.8              244.8
  Current federal income tax payable.......................................         --                     4.4
  Other liabilities........................................................           135.5              137.5
                                                                                   --------           --------
      Total liabilities....................................................           954.7              961.0
                                                                                   --------           --------
STOCKHOLDERS' EQUITY
  MARC common stock........................................................         --                     1.9
  MARC preferred stock.....................................................         --                    19.5
  ARC common stock.........................................................         --                 --
  Additional paid in capital...............................................         1,332.4              801.0
  Retained earnings........................................................         1,171.6              950.6
  Net unrealized appreciation of investments...............................           118.0               55.2
  Net unrealized loss in foreign exchange..................................           (35.6)             (35.7)
                                                                                   --------           --------
      Total stockholders' equity...........................................         2,586.4            1,792.5
                                                                                   --------           --------
      Total liabilities and stockholders' equity...........................     $   3,541.1        $   2,753.5
                                                                                   --------           --------
                                                                                   --------           --------

                                                                     SCHEDULE II

                            AMERICAN RE CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             (PARENT COMPANY ONLY)

            CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                             (DOLLARS IN MILLIONS)

                                                               YEAR ENDED        YEAR ENDED        YEAR ENDED
                                                            DECEMBER 31,1997  DECEMBER 31,1996  DECEMBER 31,1995
                                                            ----------------  ----------------  -----------------
REVENUE
  Net investment income...................................     $      1.1        $      1.0         $     0.9
  Other income............................................           11.5              11.9              11.0
                                                                 --------           -------            ------
      Total...............................................           12.6              12.9              11.9
                                                                 --------           -------            ------
EXPENSES
  Interest expense........................................           63.6              74.9              67.7
  Operating expenses......................................           30.6              42.1               5.2
                                                                 --------           -------            ------
      Total expenses......................................           94.2             117.0              72.9
                                                                 --------           -------            ------
      Operating loss before federal income taxes..........          (81.6)           (104.1)            (61.0)
Federal income taxes......................................          (27.1)            (24.4)            (21.0)
                                                                 --------           -------            ------
      Loss before equity in undistributed net income of
        subsidiaries......................................          (54.5)            (79.7)            (40.0)
Equity in undistributed net income (loss) of
  subsidiaries............................................          275.9             225.4             (47.3)
                                                                 --------           -------            ------
      Income (loss) before extraordinary loss.............          221.4             145.7             (87.3)
Extraordinary loss, net of applicable income taxes of
  $18.3 and $0.2, respectively............................         --                 (34.0)             (0.3)
                                                                 --------           -------            ------
      Net income (loss) to common stockholders............          221.4             111.7             (87.6)
Retained earnings at beginning of period..................          950.6              87.3             189.9
                                                                 --------           -------            ------
                                                                  1,172.0             199.0             102.3
      Dividends to common stockholders....................           (0.4)            (14.2)            (15.0)
                                                                 --------           -------            ------
Retained earnings at end of period........................        1,171.6             184.8              87.3
      Merger-related adjustment...........................         --                 765.8            --
                                                                 --------           -------            ------
Retained earnings (1996 restated).........................     $  1,171.6        $    950.6         $    87.3
                                                                 --------           -------            ------
                                                                 --------           -------            ------

                                                                     SCHEDULE II

                            AMERICAN RE CORPORATION

                        CONDENSED FINANCIAL INFORMATION
                      OF REGISTRANT (PARENT COMPANY ONLY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                                 YEAR ENDED           YEAR ENDED           YEAR ENDED
                                                              DECEMBER 31, 1997    DECEMBER 31, 1996    DECEMBER 31, 1995
                                                             -------------------  -------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) to common stockholders.................       $   221.4            $   111.7            $   (87.6)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO CASH AND CASH
  EQUIVALENTS PROVIDED BY OPERATING ACTIVITIES:
  Equity in undistributed net loss (income) of
    subsidiaries...........................................          (275.9)              (225.4)                47.3
  Decrease in interest payable (receivable)................          --                    (13.5)                (1.5)
  Increase (decrease) in intercompany payables.............            15.1                 10.0                 (3.9)
  Increase (decrease) in current and deferred federal
    income tax liability...................................           (56.4)               (27.4)                 1.0
  Increase (decrease) in other, net........................            24.3                 53.3                 (5.7)
                                                                     ------               ------               ------
    Net cash used in operating activities activities.......           (71.5)               (91.3)               (50.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividend received from subsidiary........................           105.0                 70.0                 97.5
  Proceeds from borrowing of senior notes..................          --                    498.4               --
  Defeasance of principal of senior subordinated debt......          --                   (450.0)              --
  Repayment of senior bank debt............................          --                   --                   (200.0)
  Borrowing of senior bank debt............................          --                   --                     75.0
  Sale of junior subordinated debt.........................          --                   --                    244.8
  Stock option and award proceeds from parent..............          --                    204.2               --
  Stock option and award payments..........................          --                   (203.5)              --
  Merger-related expense payments..........................          --                    (34.1)              --
  Loan from parent.........................................           (35.9)                35.9               --
  Investment in subsidiary.................................           (12.5)              --                   (160.5)
  Dividends to common stockholders.........................            (0.4)               (14.2)               (15.0)
  Other capital contributions..............................          --                      5.2                 (0.4)
                                                                     ------               ------               ------
    Net cash provided by financing activities..............            56.2                111.9                 41.4
                                                                     ------               ------               ------
    Net increase (decrease) in cash and cash equivalents...           (15.3)                20.6                 (9.0)
Cash and cash equivalents, beginning of period.............            21.3                  0.7                  9.7
                                                                     ------               ------               ------
Cash and cash equivalents, end of period...................       $     6.0            $    21.3            $     0.7
                                                                     ------               ------               ------
                                                                     ------               ------               ------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Income taxes paid (refunded), net........................       $    29.3            $   (21.0)           $    24.4
  Interest paid............................................       $    63.6            $   117.7            $    67.3

           SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    AMERICAN RE CORPORATION (PARENT COMPANY)

                    NOTES TO CONDENSED FINANCIAL INFORMATION

    The condensed financial information of American Re Corporation for the years ended December 31, 1997, 1996 and 1995, should be read in conjunction with the consolidated financial statements of American Re Corporation and subsidiaries and the notes thereto. Investment in subsidiaries is accounted for using the equity method of accounting.

                                                                    SCHEDULE III

                            AMERICAN RE CORPORATION

                       SUPPLEMENTAL INSURANCE INFORMATION

                             (DOLLARS IN MILLIONS)

                                                     NET
                                                FUTURE POLICY
                                                  BENEFITS,                                                        AMORTIZATION
                                    DEFERRED       LOSSES,                                              CLAIMS      OF DEFERRED
                                     POLICY      CLAIMS, AND                                 NET       AND CLAIM      POLICY
                                   ACQUISITION       LOSS         UNEARNED     EARNED    INVESTMENT   ADJUSTMENT    ACQUISITION
  SEGMENT                           COSTS(2)     EXPENSES(2)    PREMIUMS(2)   PREMIUMS   INCOME (1)     EXPENSE        COSTS
---------------------------------  -----------  --------------  ------------  ---------  -----------  -----------  -------------
YEAR ENDED
  DECEMBER 31, 1997
    Domestic.....................   $   310.8     $  4,489.8     $  1,128.1   $ 2,068.4   $   375.3    $ 1,444.8     $   295.6
    International................        45.9          613.0          171.0       417.7        52.2        271.5          41.3
                                   -----------  --------------  ------------  ---------  -----------  -----------  -------------
    Total........................   $   356.7     $  5,102.8     $  1,299.1   $ 2,486.1   $   427.5    $ 1,716.3     $   336.9
                                   -----------  --------------  ------------  ---------  -----------  -----------  -------------
                                   -----------  --------------  ------------  ---------  -----------  -----------  -------------
YEAR ENDED
  DECEMBER 31, 1996
    Domestic.....................   $   295.6     $  4,346.1     $  1,181.4   $ 1,382.3   $   217.0    $   914.4     $   201.1
    International................        41.3          502.6          153.9       414.4        31.2        253.4          34.1
                                   -----------  --------------  ------------  ---------  -----------  -----------  -------------
    Total........................   $   336.9     $  4,848.7     $  1,335.3   $ 1,796.7   $   248.2    $ 1,167.8     $   235.2
                                   -----------  --------------  ------------  ---------  -----------  -----------  -------------
                                   -----------  --------------  ------------  ---------  -----------  -----------  -------------
YEAR ENDED
  DECEMBER 31, 1995
    Domestic.....................   $   201.1     $  2,474.5     $    729.5   $ 1,164.1   $   195.3    $ 1,113.1     $   183.1
    International................        34.1          370.1          129.1       366.8        27.3        227.1          29.5
                                   -----------  --------------  ------------  ---------  -----------  -----------  -------------
    Total........................   $   235.2     $  2,844.6     $    858.6   $ 1,530.9   $   222.6    $ 1,340.2     $   212.6
                                   -----------  --------------  ------------  ---------  -----------  -----------  -------------
                                   -----------  --------------  ------------  ---------  -----------  -----------  -------------


                                   UNDERWRITING    PREMIUMS
  SEGMENT                            EXPENSES       WRITTEN
---------------------------------  -------------  -----------
YEAR ENDED
  DECEMBER 31, 1997
    Domestic.....................    $   693.7     $ 2,064.6
    International................        144.7         433.1
                                   -------------  -----------
    Total........................    $   838.4     $ 2,497.7
                                   -------------  -----------
                                   -------------  -----------
YEAR ENDED
  DECEMBER 31, 1996
    Domestic.....................    $   404.4     $ 1,461.1
    International................        129.1         441.3
                                   -------------  -----------
    Total........................    $   533.5     $ 1,902.4
                                   -------------  -----------
                                   -------------  -----------
YEAR ENDED
  DECEMBER 31, 1995
    Domestic.....................    $   354.0     $ 1,249.0
    International................         98.4         380.5
                                   -------------  -----------
    Total........................    $   452.4     $ 1,629.5
                                   -------------  -----------
                                   -------------  -----------

------------------------------

(1) Investment income allocation is based on a formula derived from the invested assets of the Company's business segments.

(2) December 31, 1996 balance sheet amounts have been restated as a result of the Merger.

                                                                     SCHEDULE IV

                    AMERICAN RE CORPORATION AND SUBSIDIARIES
                                  REINSURANCE
                   (DOLLARS IN MILLIONS, EXCEPT PERCENTAGES)

                                                                                                          PERCENTAGE
                                                                      CEDED TO      ASSUMED                OF AMOUNT
                                                            GROSS       OTHER     FROM OTHER      NET       ASSUMED
                                                           AMOUNT     COMPANIES    COMPANIES    AMOUNT      TO NET
                                                          ---------  -----------  -----------  ---------  -----------
YEAR ENDED DECEMBER 31, 1997:
  Life insurance in force...............................  $  --       $  --        $  --       $  --
                                                          ---------  -----------  -----------  ---------
                                                          ---------  -----------  -----------  ---------

PREMIUMS:
  Life insurance........................................  $  --       $  --        $  --       $  --          --    %
  Accident and health insurance.........................     --          --           --          --          --
  Property-liability insurance..........................      119.0       636.4      3,003.5     2,486.1       120.8
  Title insurance.......................................     --          --           --          --          --
                                                          ---------  -----------  -----------  ---------       -----
      Total Premiums....................................  $   119.0   $   636.4    $ 3,003.5   $ 2,486.1       120.8%
                                                          ---------  -----------  -----------  ---------       -----
                                                          ---------  -----------  -----------  ---------       -----


                                                                                                          PERCENTAGE
                                                                      CEDED TO      ASSUMED                OF AMOUNT
                                                            GROSS       OTHER     FROM OTHER      NET       ASSUMED
                                                           AMOUNT     COMPANIES    COMPANIES    AMOUNT      TO NET
                                                          ---------  -----------  -----------  ---------  -----------
YEAR ENDED DECEMBER 31, 1996:
  Life insurance in force...............................  $  --       $  --        $  --       $  --
                                                          ---------  -----------  -----------  ---------
                                                          ---------  -----------  -----------  ---------

PREMIUMS:
  Life insurance........................................  $  --       $  --        $  --       $  --          --    %
  Accident and health insurance.........................     --          --           --          --          --
  Property-liability insurance..........................       34.7       399.0      2,161.0     1,796.7       120.3
  Title insurance.......................................     --          --           --          --          --
                                                          ---------  -----------  -----------  ---------       -----
      Total Premiums....................................  $    34.7   $   399.0    $ 2,161.0   $ 1,796.7       120.3%
                                                          ---------  -----------  -----------  ---------       -----
                                                          ---------  -----------  -----------  ---------       -----

                                                                                                          PERCENTAGE
                                                                      CEDED TO      ASSUMED                OF AMOUNT
                                                            GROSS       OTHER     FROM OTHER      NET       ASSUMED
                                                           AMOUNT     COMPANIES    COMPANIES    AMOUNT      TO NET
                                                          ---------  -----------  -----------  ---------  -----------
YEAR ENDED DECEMBER 31, 1995:
  Life insurance in force...............................  $  --       $  --        $  --       $  --
                                                          ---------  -----------  -----------  ---------
                                                          ---------  -----------  -----------  ---------

PREMIUMS:
  Life insurance........................................  $  --       $  --        $  --       $  --          --    %
  Accident and health insurance.........................     --          --           --          --          --
  Property-liability insurance..........................        6.7       392.4      1,916.6     1,530.9       125.2
  Title insurance.......................................     --          --           --          --          --
                                                          ---------  -----------  -----------  ---------       -----
      Total Premiums....................................  $     6.7   $   392.4    $ 1,916.6   $ 1,530.9       125.2%
                                                          ---------  -----------  -----------  ---------       -----
                                                          ---------  -----------  -----------  ---------       -----

                                                                     SCHEDULE VI

                    AMERICAN RE CORPORATION AND SUBSIDIARIES
    SUPPLEMENTAL INFORMATION (FOR PROPERTY-CASUALTY INSURANCE UNDERWRITERS)
                             (DOLLARS IN MILLIONS)

                                                                                                                     CLAIMS
                                                                                                                    AND CLAIM
                                                                                                                    ADJUSTMENT
                                                                                                                    EXPENSES
                                                                                                                    INCURRED
                                                  RESERVES FOR    DISCOUNT,                                          RELATED
                                      DEFERRED    UNPAID CLAIMS    IF ANY                                              TO:
                                       POLICY      AND CLAIMS     DEDUCTED                                 NET      ---------
                                     ACQUISITION   ADJUSTMENT    IN PREVIOUS    UNEARNED     EARNED    INVESTMENT    CURRENT
AFFILIATION WITH REGISTRANT           COSTS (2)   EXPENSES (2)     COLUMN     PREMIUMS (2)  PREMIUMS     INCOME       YEAR
-----------------------------------  -----------  -------------  -----------  ------------  ---------  -----------  ---------
YEAR ENDED DECEMBER 31, 1997
(a) Consolidated property-casualty
insurance entities.................   $   356.7    $   7,508.9     Note (1)    $  1,299.1   $ 2,486.1   $   427.5   $ 1,636.5
(b) Unconsolidated property-
casualty insurance entities........
                                     -----------  -------------  -----------  ------------  ---------  -----------  ---------
YEAR ENDED DECEMBER 31, 1996
(a) Consolidated property-casualty
insurance entities.................   $   336.9    $   7,192.3     Note (1)    $  1,335.3   $ 1,796.7   $   248.2   $ 1,167.7
(b) Unconsolidated property-
casualty insurance entities........
                                     -----------  -------------  -----------  ------------  ---------  -----------  ---------
YEAR ENDED DECEMBER 31, 1995
(a) Consolidated property-casualty
insurance entities.................   $   235.2    $   4,790.0     Note (1)    $    858.6   $ 1,530.9   $   222.6   $   902.3
(b) Unconsolidated property-
casualty insurance entities........
                                     -----------  -------------  -----------  ------------  ---------  -----------  ---------


                                                AMORTIZATION
                                                 OF DEFERRED   PAID CLAIMS
                                                   POLICY      AND CLAIMS
                                       PRIOR     ACQUISITION   ADJUSTMENT    PREMIUMS
AFFILIATION WITH REGISTRANT            YEAR         COSTS       EXPENSES      WRITTEN
-----------------------------------  ---------  -------------  -----------  -----------
YEAR ENDED DECEMBER 31, 1997
(a) Consolidated property-casualty
insurance entities.................  $    79.8    $   336.9     $ 1,462.2    $ 2,497.7
(b) Unconsolidated property-
casualty insurance entities........
                                     ---------       ------    -----------  -----------
YEAR ENDED DECEMBER 31, 1996
(a) Consolidated property-casualty
insurance entities.................  $     0.1    $   235.2     $   910.0    $ 1,902.4
(b) Unconsolidated property-
casualty insurance entities........
                                     ---------       ------    -----------  -----------
YEAR ENDED DECEMBER 31, 1995
(a) Consolidated property-casualty
insurance entities.................  $   437.9    $   212.6     $   817.5    $ 1,629.5
(b) Unconsolidated property-
casualty insurance entities........
                                     ---------       ------    -----------  -----------

------------------------

(1) Workers' compensation reserves are discounted at 4.5%. The estimated amount of discount is $592.7, $505.5, and $508.8 as of December 31, 1997, 1996 and
     1995, respectively.

(2) December 31, 1996 balance sheet amounts have been restated as a result of the Merger.