Form 10-Q
period 1998-03-31
AMERICAN RE CORP
filed 1998-05-14
CIK 889217

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    ---------

                                    FORM 10-Q

                                    ---------

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT of 1934
      for the quarterly period ended March 31, 1998, or

(_)   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______.

For the Quarter Ended March 31, 1998    Commission file number 1-11688
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock -$.01 par value                               149.49712
----------------------------                              ----------
    Description of Class                              Shares Outstanding
                                                      as of May 14, 1998

                             AMERICAN RE CORPORATION

                               Index To Form 10-Q

PART I FINANCIAL INFORMATION

      Item 1 -
                                                                            Page
                                                                            ----
            Consolidated balance sheets at March 31, 1998 (unaudited),
              and December 31, 1997 .......................................    1

            Consolidated statements of income for the three-month
              periods ended March 31, 1998, and 1997 (unaudited) ..........    2

            Consolidated statements of cash flows for the three-month
              periods ended March 31, 1998, and 1997 (unaudited) ..........    3

            Notes to consolidated interim financial statements ............    4

      Item 2 -

            Management's discussion and analysis of
              the Company's Results of Operations and Financial Condition .    6

PART II OTHER INFORMATION .................................................    9

PART I. FINANCIAL INFORMATION

                    AMERICAN RE CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                   (Dollars in millions, except share amounts)

                                                                     (unaudited)
                                                                    March 31, 1998   December 31, 1997
Assets:                                                             ----------------------------------
Investments
  Fixed Maturities
    Bonds available for sale, at fair value
      (amortized cost:
         March 31, 1998 - $6,778.9; December 31, 1997 - $6,481.4)      $ 6,902.4         $ 6,644.2
     Preferred stock available for sale, at fair value
       (amortized cost:
         March 31, 1998 - $61.8; December 31, 1997 - $70.8) .....           62.3              71.4
  Equity securities available for sale, at fair value
    (cost: March 31, 1998 - $297.2; December 31, 1997 - $275.2) .          340.4             293.3
  Other invested assets .........................................           19.4              22.9
Cash and cash equivalents .......................................          368.3             641.6
                                                                       ---------------------------
    Total investments and cash ..................................        7,692.8           7,673.4
Accrued investment income .......................................           92.2              93.9
Premiums and other receivables ..................................        1,243.4           1,083.6
Deferred policy acquisition costs ...............................          385.7             356.7
Reinsurance recoverables on paid and unpaid losses ..............        2,590.7           2,491.7
Funds held by ceding companies ..................................          397.4             383.0
Prepaid reinsurance premiums ....................................          174.7             156.8
Deferred federal income taxes ...................................          175.8             185.6
Other assets ....................................................          826.6             864.1
                                                                       ---------------------------
    Total assets ................................................      $13,579.3         $13,288.8
                                                                       ===========================
Liabilities:
Loss and loss adjustment expense reserves .......................      $ 7,560.1         $ 7,508.9
Unearned premium reserve ........................................        1,406.9           1,299.1
                                                                       ---------------------------
    Total insurance reserves ....................................        8,967.0           8,808.0
Loss balances payable ...........................................          260.7             217.6
Funds held under reinsurance treaties ...........................          272.2             243.3
Senior bank debt ................................................           75.0              75.0
Senior notes ....................................................          498.5             498.5
Other liabilities ...............................................          608.9             622.5
                                                                       ---------------------------
    Total liabilities ...........................................       10,682.3          10,464.9
                                                                       ---------------------------
Company-obligated mandatorily redeemable preferred
  securities of subsidiary trust holding as all of
  its assets Junior Subordinated Debentures .....................          237.5             237.5
                                                                       ---------------------------
Stockholders' Equity:
Common stock, par value: $0.01 per share; authorized:
  1,000 shares; issued and outstanding:  March 31,
  1998, and December 31, 1997 - 149.49712 shares ................             --                --
Additional paid-in capital ......................................        1,332.4           1,332.4
Retained earnings ...............................................        1,254.5           1,171.6
Accumulated other comprehensive income ..........................           72.6              82.4
                                                                       ---------------------------
    Total stockholders' equity ..................................        2,659.5           2,586.4
                                                                       ---------------------------
    Total liabilities, Company-obligated mandatorily
      redeemable preferred securities of subsidiary
      trust and stockholders' equity ............................      $13,579.3         $13,288.8
                                                                       ===========================

See accompanying notes to consolidated interim financial statements.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                        Consolidated Statements of Income
                              (Dollars in millions)
                                   (unaudited)

                                                               Three-month period ended March 31,
                                                                       1998         1997
                                                               ----------------------------------
Revenue:
   Premiums written .........................................      $682.3          $840.6
   Change in unearned premium reserve .......................       (89.4)         (186.3)
                                                                   -----------------------
     Premiums earned ........................................       592.9           654.3
   Net investment income ....................................       110.6           103.6
   Net realized capital gains ...............................        31.9             8.5
   Other income .............................................        11.4            10.8
                                                                   -----------------------
     Total revenue ..........................................       746.8           777.2
                                                                   -----------------------
Losses and expenses:
   Losses and loss adjustment expenses ......................       395.4           449.9
   Commission expense .......................................       138.7           155.2
   Operating expense ........................................        55.2            55.7
   Interest expense .........................................        10.5            11.2
   Other expense ............................................        23.8            26.8
                                                                   -----------------------
     Total losses and expenses ..............................       623.8           698.8
                                                                   -----------------------
     Income before income taxes, minority interest and
       distributions on preferred securities of
       subsidiary trust .....................................       123.2            78.4
   Federal and foreign income taxes .........................        37.0            15.3
                                                                   -----------------------
      Income before minority interest and distributions on
        preferred securities of subsidiary trust ............        86.2            63.1
   Minority interest ........................................          --            (7.1)
   Distributions on preferred securities of subsidiary trust,
     net of applicable income tax of $1.7 ...................        (3.3)           (3.3)
                                                                   -----------------------
       Net income to common stockholders ....................      $ 82.9          $ 52.7
                                                                   =======================

See accompanying notes to consolidated interim financial statements.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                              (Dollars in millions)
                                   (unaudited)

                                                             Three-month period ended March 31,
                                                                     1998           1997
                                                             ----------------------------------
Cash Flows From Operating Activities:
   Net income ..............................................      $   82.9       $   52.7
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Decrease in accrued investment income .................           1.7           12.6
     Increase in premiums and other receivables ............        (159.8)         (31.1)
     Increase in deferred policy acquisition costs .........         (29.0)         (32.2)
     Increase in insurance reserves ........................         159.0           69.8
     Increase in current and deferred federal and
        foreign income tax assets ..........................          44.6           15.8
     Decrease (increase) in other assets and
       liabilities, net ....................................         (29.2)          28.3
     Depreciation expense on property and equipment ........           2.1            3.0
     Net realized capital gains ............................         (31.9)          (8.5)
     Decrease (increase) in other, net .....................           3.8           16.5
                                                                  ------------------------
      Net cash provided by operating activities ............          44.2          126.9
                                                                  ------------------------
Cash Flows From Investing Activities:
   Investments available for sale:
     Purchases .............................................      (2,376.4)      (1,251.6)
     Maturities ............................................         101.2          119.2
     Sales .................................................       1,963.5          933.6
   Other investments:
     Purchases .............................................          (1.1)          (0.4)
     Sales .................................................            --            1.5
   Cost of additions to property and equipment .............          (4.8)          (6.0)
                                                                  ------------------------
      Net cash provided by (used in) investing activities ..        (317.6)        (203.7)
                                                                  ------------------------
Effect of exchange rate changes on cash and cash equivalents           0.1           (3.5)
                                                                  ------------------------
      Net increase in cash and cash equivalents ............        (273.3)         (80.3)
Cash and cash equivalents, beginning of period .............         641.6          553.1
                                                                  ------------------------
Cash and cash equivalents, end of period ...................      $  368.3       $  472.8
                                                                  ========================

See accompanying notes to consolidated interim financial statements.

                             AMERICAN RE CORPORATION
               Notes to Consolidated Interim Financial Statements
                                 March 31, 1998
                              (Dollars in millions)
                                   (unaudited)

1.    Basis of Presentation

      American Re Corporation ("American Re" or the "Company") primarily acts as the holding company for American Re-Insurance Company ("American Re-Insurance"). American Re-Insurance underwrites property and casualty reinsurance on a direct basis in both the domestic and international markets. The Company is a 91% owned subsidiary of Munich Reinsurance Company ("Munich Re"), a company organized under the laws of Germany.

      In July 1997, the Company and Munich Re completed a series of transactions that combined the U.S. operations of Munich Re into American Re-Insurance (the "Merger"). As a result of these transactions the Company's consolidated statement of income for the period ended March 31, 1997 has been restated from that originally filed in the Form 10-Q for the period then ended.

      The information for the interim periods ended March 31, 1998, and 1997, is unaudited. The interim consolidated financial statements have been prepared on the basis of generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. Intercompany accounts and transactions have been eliminated. These financial statements should be read in conjunction with the financial statements and related notes in the Company's 1997 Form 10-K.

2.    Application of New Accounting Standard

      Effective January 1, 1998, the Company adopted Financial Accounting Standard No. 130 ("FAS No. 130"), "Reporting Comprehensive Income." FAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. FAS 130 requires unrealized gains and losses on investments, unrealized foreign currency translation adjustments, and minimum pension liability adjustments, if any, to be included as components of other comprehensive income. Prior to the adoption of FAS 130 these amounts were reported as separate components in stockholders' equity. Prior years financial statements have been reclassified to conform with the requirements of FAS
      130. Total comprehensive income was $73.1 for the three-month periods ended March 31, 1998, compared to a loss of $20.3 for the same period in 1997. The adoption of this statement had no financial impact on the Company's net income or stockholders' equity. The components of accumulated other comprehensive income are as follows:

                                         Net           Net
                                      unrealized   unrealized
                                     appreciation    loss on
                                          of         foreign
                                     investments    exchange      Total
                                     ------------  ----------     -----

      Balance at December 31, 1997      $118.0       $(35.6)      $ 82.4
         Period change ...........        (9.3)        (0.5)        (9.8)
                                        ------       ------       ------
      Balance at March 31, 1998 ..      $108.7       $(36.1)      $ 72.6
                                        ======       ======       ======

                             AMERICAN RE CORPORATION
               Notes to Consolidated Interim Financial Statements
                                 March 31, 1998
                              (Dollars in millions)
                                   (unaudited)

3.    Reinsurance

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

                                  Three-month period ended March 31,
                                         1998         1997
                                  ----------------------------------
            Premiums written
               Direct ......            $ 37.2       $ 33.9
               Assumed .....             806.5        891.1
               Ceded .......            (161.4)       (84.4)
                                        --------------------
               Net .........             682.3        840.6
                                        ====================

            Premiums earned
               Direct ......              35.4         23.5
               Assumed .....             702.4        747.4
               Ceded .......            (144.9)      (116.6)
                                        --------------------
               Net .........             592.9        654.3
                                        ====================

            Losses incurred
               Direct ......              23.0         13.7
               Assumed .....             465.8        343.5
               Ceded .......             (93.4)        92.7
                                        --------------------
               Net .........            $395.4       $449.9
                                        =====================

MANAGEMENTS' DISCUSSION AND ANALYSIS OF THE COMPANY'S RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1998, COMPARED WITH QUARTER ENDED MARCH 31, 1997

      The Company's net premiums written decreased 18.8% to $682.3 million for the quarter ended March 31, 1998, from $840.6 million for the same period in 1997. The decrease in net premiums written was generally attributable to what the Company perceives to be deteriorating market conditions. As a result, the Company experienced a 24.0% decrease in treaty net premiums written to $487.5 million for the first quarter of 1998 from $641.7 million for the same period in 1997. The decrease in treaty premiums was primarily attributable to the Company's Domestic Insurance Company Operations ("DICO") which decreased 29.4% to $316.4 million for the first quarter of 1998, from $448.4 million for the same period in 1997, and the Company's International Operations, which decreased 25.3% to $104.6 million for the first quarter of 1998, from $140.0 million for the same period in 1997. The decrease in DICO was primarily attributable to the non-renewal of and decreases in the amounts ceded to American Re-Insurance under several traditional and finite risk treaty programs in 1998, in addition to the rescission of a large retrocession in 1997, which increased prior period net writings. The decrease in International Operations net premiums written was primarily attributable to the assumption by Munich Re of certain business previously written by the Company. Facultative net premiums written decreased 2.1% to $194.8 million for the first quarter of 1998 from $198.9 million for the same period in 1997.

      The Company's net premiums earned decreased 9.4% to $592.9 million for the quarter ended March 31, 1998, from $654.3 million for the same period in 1997. The decrease in premiums earned was primarily attributable to the decrease in premiums written in the first quarter of 1998, partially offset by the timing of premiums earned on business in force.

      Net losses and LAE incurred decreased 12.1% to $395.4 million for the quarter ended March 31, 1998, from $449.9 million for the same period in 1997. This decrease was primarily attributable to the decrease in earned premium exposures in the first quarter of 1998, in addition to a change in the Company's mix of business to include less excess of loss finite risk business, which generally includes a higher overall loss ratio.

      Underwriting expense, consisting of commission expense plus operating expense, decreased 8.1% to $193.9 million for the quarter ended March 31, 1998 , from $210.9 million for the same period in 1997. This decrease was due to a 10.6% decrease in commission expense to $138.7 million for the first quarter of 1998 from $155.2 million for the same period in 1997. This decrease was partially due to the decrease in premiums earned in the first quarter of 1998, in addition to the non-renewal or decreases of several large domestic quota share treaties with higher than average commission ratios. Operating expenses decreased slightly to $55.2 million for the first quarter of 1998 from $55.7 million for the first quarter of 1997.

      The Company experienced an underwriting gain (net premiums earned minus losses and LAE incurred and underwriting expenses) of $3.6 million for the quarter ended March 31, 1998, compared to an underwriting loss of $6.5 million for the same period in 1997. On a GAAP basis, the Company's loss ratio decreased to 66.7% for the first quarter of 1998 from 68.8% for the same period in 1997, while the underwriting expense ratio increased to 32.7% for the first quarter of 1998 from 32.2% for the same period in 1997. As a result of these changes, the combined ratio for the quarter ended March 31, 1998, decreased to 99.4% from 101.0% for the same period in 1997.

      Net investment income increased 6.8% to $110.6 million for the quarter ended March 31, 1998, from $103.6 million for the same period in 1997. This increase is attributable to an increase in the Company's invested asset base in the 1998 period, as compared to the 1997 period.

      The Company's interest expense decreased 6.2% to $10.5 million for the quarter ended March 31, 1998, from $11.2 million for the same period in 1997. This decrease was primarily attributable to an overall decrease in the interest rates charged on the Company's revolving credit senior bank debt.

      The Company realized net capital gains of $31.9 million for the quarter ended March 31, 1998, compared to net capital gains of $8.5 million for the same period in 1997. This change was primarily due to the Company's investment strategy, which includes increasing tax-exempt investment holdings, and consolidation of bond holdings into overall larger positions. The 1998 period included net capital gains of $36.6 million on the sale of bonds, offset by the $4.6 million write-down of an other invested asset holding, as the decline in fair value of this security is considered to be other than temporary, compared to $1.5 million on the sale of bonds and $10.4 million on the sale of common stocks in the 1997 period, offset by a $3.5 million write-down of a preferred stock holding.

      Other income increased 5.6% to $11.4 million for the quarter ended March 31, 1998, from $10.8 million for the same period in 1997. Other expenses decreased 11.2% to $23.8 million for the first quarter of 1998 from $26.8 million for the same period in 1997. This decrease was primarily attributable to the inclusion of one-time charges, primarily related to the Merger, of $9.5 million in the quarter ended March 31, 1997. This decrease was partially offset by an expense of $5.1 million related to the Company's long term incentive compensation program for the quarter ended March 31, 1998; there was no comparable charge in the 1997 period, as the program was adopted in the second quarter of 1997.

      Income before income taxes, minority interest, and distributions on preferred securities increased by 57.1% to $123.2 million for the quarter ended March 31, 1998, from $78.4 million for the same period in 1997. Federal and foreign income taxes increased to $37.0 million for the quarter ended March 31, 1998, from $15.3 million for the same period in 1997. This increase is primarily attributable the recognition of net operating loss carryforwards in the 1997 period, which reduced the corresponding federal income tax expense.

      The Company recognized an after-tax decrease to income of $7.1 million representing the minority ownership interest in the net income of Munich American Reinsurance Company ("MARC") for the three months ended March 31, 1997, prior to the Merger. There was no comparable amount for the quarter ended March 31, 1998.

      The Company recognized an after-tax charge of $3.3 million for each of the three-month periods ended March 31, 1998 and 1997, representing the Company's minority interest in the earnings of American Re Capital, a single-purpose wholly owned subsidiary trust. The charge is due to the distributions incurred by American Re Capital on the Cumulative Quarterly Income Preferred Securities ("QUIPS").

      Net income to common stockholders increased 57.3% to $82.9 million for the quarter ended March 31, 1998, from $52.7 million for the same period in 1997.

FINANCIAL CONDITION

      Total consolidated assets increased 2.2% to $13,579.3 million at March 31, 1998, from $13,288.8 million at December 31, 1997. This increase was primarily due to an increase in premiums and other receivables of $159.8 million, and an increase in reinsurance recoverables on paid and unpaid losses of $99.0 million.

      The total financial statement value of investments and cash increased slightly to $7,692.8 million at March 31, 1998, from $7,673.4 million at December 31, 1997, primarily due to cashflows from operating activities, somewhat offset by a decrease in the fair value of investments held. The financial statement value of the investment portfolio at March 31, 1998, included a net increase from amortized cost to fair value of $167.2 million for debt and equity investments, compared to a net increase of $181.5 million at December 31, 1997. At March 31, 1998, the Company recognized a cumulative unrealized gain of $108.7 million due to the net adjustment to fair value on debt and equity investments, after applicable income tax effects, which was reflected in stockholders' equity as a component of accumulated other comprehensive income. This represents a net decrease to stockholders' equity of $9.3 million from the cumulative unrealized gain on debt and equity securities of $118.0 million recognized at December 31, 1997.

      Total consolidated liabilities increased 2.1% to $10,682.3 million at March 31, 1998, from $10,464.9 million at December 31, 1997. This increase was primarily due to increases in unearned premium reserves of $107.8 million, loss and loss adjustment expense reserves of $51.2 million and loss balances payable of $43.1 million.

      Common stockholders' equity increased 2.8% to $2,659.5 million at March 31, 1998, from $2,586.4 million at December 31, 1997. This increase was primarily attributable to net income of $82.9 million, offset by a $9.8 million decrease in accumulated other comprehensive income, net of tax.

      The Company's insurance/reinsurance subsidiaries' statutory surplus increased to $2,406.6 million at March 31, 1998, from $2,323.4 million at December 31, 1997. Operating leverage, as measured by such subsidiaries' premiums-to-surplus ratio, on an annualized basis was 0.97 to 1 and 1.07 to 1 at March 31, 1998, and December 31, 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      The Company is an insurance holding company whose only material investment is in the capital stock of American Re-Insurance. The Company is dependent on dividends and tax allocation payments, primarily from American Re-Insurance, to meet its short- and long-term liquidity requirements, including its debt service obligations.

      The Company's cash flow from operations may be influenced by a variety of other factors, including cyclical changes in the property and casualty reinsurance market, insurance regulatory initiatives, and changes in general economic conditions. Liquidity requirements are met on a short- and long-term basis by funds provided by operations and from the maturity and the sale of investments. Cash provided by operations primarily consists of premiums collected, investment income, and reinsurance recoverable balances collected, less paid claims (including payments made to commute or settle reinsurance arrangements), retrocession payments, underwriting and interest expenses, QUIPS distributions, and income tax payments. Cash flows provided by operations for the Company were $44.2 million for the three-month period ended March 31, 1998, down from $126.9 million for the same period in 1997. This decrease was primarily due to the timing of collections of premium balances due during the three month period ended March 31, 1998, as compared to the same period in 1997.

      Cash and cash equivalents were $368.3 million and $641.6 million at March 31, 1998, and December 31, 1997, respectively. Cash and short-term investments are maintained for liquidity purposes and represented 4.8% and 8.4%, respectively, of total financial statement investments and cash on such dates.

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

                                          AMERICAN RE CORPORATION
                                                (Registrant)


                                            /S/ ROBERT K. BURGESS
                                   -----------------------------------------
                                              Robert K. Burgess
                                   Duly Authorized Officer, Executive Vice
                                                  President,
                                        General Counsel, and Secretary


                                       /S/ GEORGE T. O'SHAUGHNESSY, JR.
                                   -----------------------------------------
                                         George T. O'Shaughnessy, Jr.
                                         Executive Vice President and
                                    Chief Financial and Accounting Officer

Dated: May 14, 1998