Form 10-Q
period 1998-06-30
AMERICAN RE CORP
filed 1998-08-14
CIK 889217

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended June 30, 1998, or


(  )   TRANSITION  REPORT  PURSUANT  TO SECTION  13 or 15(d) OF THE  SECURITIES
       EXCHANGE  ACT OF 1934 for the transition period from _______ to _______.

For the Quarter Ended June 30, 1998          Commission file number 1-11688

                             American Re Corporation
             (Exact name of registrant as specified in its charter)

            Delaware                                    13-3672116
--------------------------------                    -------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)

     555 College Road East
     Princeton, New Jersey                               08543-5241
----------------------------------------                ------------
(Address of principal executive offices)                 (zip code)

Registrant's telephone number, including area code:  (609) 243-4200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock -$.01 par value                           149.49712
----------------------------                           ----------
   Description of Class                           Shares Outstanding
                                                 as of August 13, 1998

                               Index To Form 10-Q

PART I FINANCIAL INFORMATION


       Item 1 -

                                                                                                 Page
                                                                                                 ----
               Consolidated balance sheets at June 30, 1998 (unaudited),
                    and December 31, 1997........................................................  1

               Consolidated statements of income for the three-month and
                    six-month periods ended June 30, 1998, and 1997 (unaudited)..................  2

               Consolidated statements of cash flows for the six-month
                    periods ended June 30, 1998, and 1997 (unaudited)............................  3

               Notes to consolidated interim financial statements................................  4

       Item 2 -

               Management's discussion and analysis of
                    the Company's Results of Operations and Financial Condition..................  6


PART II        OTHER INFORMATION................................................................. 11


PART I.  FINANCIAL INFORMATION

                    AMERICAN RE CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                   (Dollars in millions, except share amounts)


                                                                                         (unaudited)
   Assets:                                                                              June 30, 1998          December 31, 1997
                                                                                        -------------          -----------------
   Investments
      Fixed Maturities

         Bonds available for sale, at fair value (amortized cost:
            June 30, 1998 - $6,744.9;  December 31, 1997 - $6,481.4).................  $     6,874.9             $     6,644.2
         Preferred stock available for sale, at fair value (amortized cost:
            June 30, 1998 - $61.1; December 31, 1997 - $70.8)........................           61.1                      71.4
      Equity securities available for sale, at fair value (cost:  June 30,
            1998 - $387.6; December 31, 1997 - $275.2)...............................          415.8                     293.3
      Other invested assets..........................................................           18.9                      22.9
   Cash and cash equivalents.........................................................          377.9                     641.6
                                                                                        -------------          -----------------
              Total investments and cash.............................................        7,748.6                   7,673.4
   Accrued investment income.........................................................           89.5                      93.9
   Premiums and other receivables ...................................................        1,347.6                   1,083.6
   Deferred policy acquisition costs.................................................          385.8                     356.7
   Reinsurance recoverables on paid and unpaid losses................................        2,564.3                   2,491.7
   Funds held by ceding companies....................................................          399.0                     383.0
   Prepaid reinsurance premiums......................................................          177.4                     156.8
   Deferred federal income taxes.....................................................          164.3                     185.6
   Other assets......................................................................          851.0                     864.1
                                                                                        -------------          -----------------
              Total assets...........................................................  $    13,727.5             $    13,288.8
                                                                                        -------------          -----------------
                                                                                        -------------          -----------------
   Liabilities:
   Loss and loss adjustment expense reserves.........................................  $     7,592.7             $     7,508.9
   Unearned premium reserve..........................................................        1,396.4                   1,299.1
                                                                                        -------------          -----------------
              Total insurance reserves...............................................        8,989.1                   8,808.0
   Loss balances payable.............................................................          290.8                     217.6
   Funds held under reinsurance treaties.............................................          278.1                     243.3
   Senior bank debt..................................................................           75.0                      75.0
   Senior notes......................................................................          498.5                     498.5
   Other liabilities.................................................................          631.7                     622.5
                                                                                        -------------          -----------------
              Total liabilities......................................................       10,763.2                  10,464.9
                                                                                        -------------          -----------------
   Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding as all of its assets
       Junior Subordinated Debentures................................................          237.5                     237.5
                                                                                        -------------          -----------------
   Stockholders' Equity:
   Common stock, par value: $0.01 per share; authorized:
      1,000 shares; issued and outstanding:  June 30, 1998, and
      December 31, 1997 - 149.49712 shares..........................................             ---                       ---
   Additional paid-in capital........................................................        1,332.4                   1,332.4
   Retained earnings.................................................................        1,318.7                   1,171.6
   Accumulated other comprehensive income............................................           75.7                      82.4
                                                                                        -------------          -----------------
              Total stockholders' equity.............................................        2,726.8                   2,586.4
                                                                                        -------------          -----------------
              Total liabilities, Company-obligated mandatorily redeemable
                 preferred securities of subsidiary trust and stockholders' equity...  $    13,727.5             $    13,288.8
                                                                                        -------------          -----------------
                                                                                        -------------          -----------------


See accompanying notes to consolidated interim financial statements.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Income
                              (Dollars in millions)
                                   (unaudited)


                                                           Three-month period       Six-month period
                                                             ended June 30,          ended June 30,
                                                            1998       1997        1998         1997
                                                           -------------------     ------------------
Revenue:
   Premiums written .................................    $  564.0   $  636.0   $  1,246.3   $  1,476.6
   Change in unearned premium reserve ...............        12.1       43.8        (77.3)      (142.5)
                                                         ---------  --------   -----------  -----------
         Premiums earned ............................       576.1      679.8      1,169.0      1,334.1
   Net investment income ............................       105.5      106.3        216.1        209.9
   Net realized capital gains .......................        27.9       35.3         59.8         43.8
   Other income .....................................         7.0       12.5         18.4         23.3
                                                         ---------  --------   -----------  -----------
         Total revenue ..............................       716.5      833.9      1,463.3      1,611.1
                                                         ---------  --------   -----------  -----------
Losses and expenses:
   Losses and loss adjustment expenses ..............       394.9      469.4        790.3        919.3
   Commission expense ...............................       138.6      160.3        277.3        315.5
   Operating expense ................................        55.4       53.4        110.6        109.1
   Interest expense .................................        10.6       10.5         21.1         21.7
   Other expense ....................................        25.2      140.3         49.0        167.1
                                                         ---------  --------   -----------  -----------
         Total losses and expenses ..................       624.7      833.9      1,248.3      1,532.7
                                                         ---------  --------   -----------  -----------
         Income before income taxes, minority
             interest, and distributions on
             preferred securities of subsidiary trust        91.8        0.0        215.0         78.4
   Federal and foreign income taxes .................        24.3      (22.5)        61.3         (7.2)
                                                         ---------  --------   -----------  -----------
         Income before minority interest and
             distributions on preferred securities of
             subsidiary trust .......................        67.5       22.5        153.7         85.6
   Minority interest ................................      --           13.9       --              6.8
   Distributions on preferred securities of
      subsidiary trust, net of applicable
      income tax of $1.7 and $3.5, respectively .....        (3.3)      (3.3)        (6.6)        (6.6)
                                                         ---------  --------   -----------  -----------
         Net income to common stockholders ..........    $   64.2   $   33.1   $    147.1   $     85.8
                                                         ---------  --------   -----------  -----------
                                                         ---------  --------   -----------  -----------


See accompanying notes to consolidated interim financial statements.

                      Consolidated Statements of Cash Flows
                              (Dollars in millions)
                                   (unaudited)


                                                              Six-month period ended June 30,
                                                                     1998         1997
                                                              -------------------------------
Cash Flows From Operating Activities:
    Net income .............................................    $    147.1   $     85.8
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Decrease in accrued investment income ...............           4.4          1.3
       Increase in premiums and other receivables ..........        (264.0)      (126.0)
       Increase in deferred policy acquisition costs .......         (29.1)       (39.0)
       Increase in insurance reserves ......................         181.1        166.6
       Increase in current and deferred federal and foreign
           income tax assets ...............................          38.4        (35.5)
       Decrease in other assets and liabilities, net .......          40.9         54.7
       Depreciation expense on property and equipment ......           4.3          5.8
       Write-down of property and equipment ................        --             38.2
       Net realized capital gains ..........................         (59.8)       (43.8)
       Decrease (increase) in other, net ...................          34.6         34.6
                                                                -----------  -----------
         Net cash provided by operating activities .........          97.9        142.7
                                                                -----------  -----------
Cash Flows From Investing Activities:
    Investments available for sale:
       Purchases ...........................................      (4,551.4)    (2,527.5)
       Maturities ..........................................         221.9        223.3
       Sales ...............................................       3,982.3      2,087.9
    Other investments:
       Purchases ...........................................          (1.1)        (0.7)
       Sales ...............................................        --              1.5
    Cost of additions to property and equipment ............          (9.0)       (11.3)
                                                                -----------  -----------
         Net cash used in investing activities .............        (357.3)      (226.8)
                                                                -----------  -----------
Cash Flows From Financing Activities:
    Dividend to common stockholders ........................        --             (1.6)
    Repayment of loan from parent ..........................        --            (35.9)
                                                                -----------  -----------
          Net cash used in financing activities ............        --            (37.5)
                                                                -----------  -----------
Effect of exchange rate changes on cash and cash equivalents          (4.3)        (3.8)
                                                                -----------  -----------
         Net decrease in cash and cash equivalents .........        (263.7)      (125.4)
Cash and cash equivalents, beginning of period .............         641.6        553.1
                                                                -----------  -----------
Cash and cash equivalents, end of period ...................    $    377.9   $    427.7
                                                                -----------  -----------
                                                                -----------  -----------


See accompanying notes to consolidated interim financial statements.

                             AMERICAN RE CORPORATION
               Notes to Consolidated Interim Financial Statements
                                  June 30, 1998
                              (Dollars in millions)
                                   (unaudited)



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

       In July 1997, the Company and Munich Re completed a series of transactions that combined the U.S. operations of Munich Re into American Re-Insurance (the "Merger"). As a result of these transactions the Company's consolidated statements of income and cash flows for the periods ended June 30, 1997 have been restated from those originally filed in the Form 10-Q for the period then ended.

       The information for the interim periods ended June 30, 1998, and 1997, is unaudited. The interim consolidated financial statements have been prepared on the basis of generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. Intercompany accounts and transactions have been eliminated. These financial statements should be read in conjunction with the financial statements and related notes in the Company's 1997 Form 10-K.

2.     Application of New Accounting Standard

       Effective January 1, 1998, the Company adopted Financial Accounting Standard No. 130 ("FAS No. 130"), "Reporting Comprehensive Income." FAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. FAS 130 requires unrealized gains and losses on investments, unrealized foreign currency translation adjustments, and minimum pension liability adjustments, if any, to be included as components of other comprehensive income. Prior to the adoption of FAS 130 these amounts were reported as separate components in stockholders' equity. Prior years financial statements have been reclassified to conform with the requirements of FAS
       130. Total comprehensive income was $67.3 and $88.1 for the three months ended June 30, 1998, and 1997, respectively, and $140.4 and $67.8 for the six-month periods ended June 30, 1998, and 1997, respectively. The adoption of this statement had no financial impact on the Company's net income or stockholders' equity. The components of accumulated other comprehensive income are as follows:


                                          Net unrealized         Net unrealized
                                          appreciation of           loss on
                                            investments          foreign exchange           Total
                                       -------------------    --------------------     ----------------
       Balance at December 31, 1997 .....   $  118.0                $ (35.6)               $  82.4
            Period change ...............      (15.1)                   8.4                   (6.7)
                                          -------------          ---------------         -----------
       Balance at June 30, 1998 .........   $  102.9                $ (27.2)               $  75.7
                                          -------------          ---------------         -----------
                                          -------------          ---------------         -----------


3.     Future Application of Accounting Standards

       In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standard No. 133 ("FAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." FAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. FAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Currently, the Company does not expect the adoption of FAS No. 133 to have a material impact on its consolidated financial statements.

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

       Direct, assumed, ceded and net amounts for these items are as follows:


                              Three-month period        Six-month period
                                ended June 30,           ended June 30,
                               1998       1997         1998         1997
                           --------------------  ------------------------
       Premiums written
            Direct ....    $   40.7   $   31.2   $     77.9   $     65.1
            Assumed....       685.7      729.1      1,492.2      1,620.2
            Ceded .....      (162.4)    (124.3)      (323.8)      (208.7)
                           ---------  ---------  ------------ -----------
            Net .......       564.0      636.0      1,246.3      1,476.6
                           ---------  ---------  ------------ -----------
                           ---------  ---------  ------------ -----------
       Premiums earned
            Direct ....        40.8       35.5         76.2         59.0
            Assumed ...       695.6      676.4      1,398.0      1,423.8
            Ceded .....      (160.3)     (32.1)      (305.2)      (148.7)
                           ---------  ---------  ------------ -----------
            Net .......       576.1      679.8      1,169.0      1,334.1
                           ---------  ---------  ------------ -----------
                           ---------  ---------  ------------ -----------
       Losses incurred
            Direct ....        51.1       33.8         74.1         47.5
            Assumed ...       484.6      659.8        950.4      1,003.3
            Ceded .....      (140.8)    (224.2)      (234.2)      (131.5)
                           ---------  ---------  ------------ -----------
            Net........    $  394.9  $   469.4  $     790.3  $     919.3
                           ---------  ---------  ------------ -----------
                           ---------  ---------  ------------ -----------


MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE COMPANY'S RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1998, COMPARED WITH QUARTER ENDED JUNE 30, 1997

         The Company's net premiums written decreased 11.3% to $564.0 million for the quarter ended June 30, 1998, from $636.0 million for the same period in 1997. The decrease in net premiums written was generally attributable to what the Company perceives to be continued deteriorating market conditions, increases in client retentions and the Company's declining to write business at prices it considered inadequate. As a result, the Company experienced a 24.5% decrease in treaty net premiums written to $349.3 million for the second quarter of 1998 from $462.8 million for the same period in 1997. The decrease in treaty premiums was primarily attributable to the Company's Domestic Insurance Company Operations ("DICO") which decreased 37.6% to $213.1 million for the second quarter of 1998, from $341.6 million for the same period in 1997, and the Company's International Operations, which decreased 6.3% to $101.9 million for the second quarter of 1998, from $108.8 million for the same period in 1997. The decrease in DICO was primarily attributable to the non-renewal of and decreases in the amounts ceded to American Re-Insurance under several traditional treaty programs which were related in several instances to mergers of clients. The decrease in International Operations net premiums written was primarily attributable to decreases in amounts ceded to American Re-Insurance under several traditional treaty programs in 1998. The decreases in DICO and International Operations were partially offset by an increase in treaty premiums written by the Company's alternative market operation, Am-Re Managers, Inc., ("ARMI"), to $34.3 million for the second quarter of 1998 from $12.4 million for the same period in 1997.

         Facultative net premiums written increased 24.0% to $214.7 million for the second quarter of 1998 from $173.2 million for the same period in 1997. This increase is primarily attributable to an increase in certificate business and a large program written by ARMI in the second quarter of 1998.

         The Company's net premiums earned decreased 15.3% to $576.1 million for the quarter ended June 30, 1998, from $679.8 million for the same period in 1997. The decrease in premiums earned was primarily attributable to the decrease in premiums written in the second quarter of 1998.

         Net losses and LAE incurred decreased 15.9% to $394.9 million for the quarter ended June 30, 1998, from $469.4 million for the same period in 1997. This decrease was primarily attributable to the decrease in earned premium exposures in the second quarter of 1998.

         Underwriting expense, consisting of commission expense plus operating expense, decreased 9.2% to $194.0 million for the quarter ended June 30, 1998, from $213.7 million for the same period in 1997. This decrease was due to a 13.5% decrease in commission expense to $138.6 million for the second quarter of 1998 from $160.3 million for the same period in 1997. This decrease was partially due to the decrease in premiums earned in the second quarter of 1998, in addition to the non-renewal or decreases of several large domestic quota share treaties with high commission ratios. Operating expenses increased 3.7% to $55.4 million for the second quarter of 1998 from $53.4 million for the second quarter of 1997.

         The Company experienced an underwriting loss (net premiums earned minus losses and LAE incurred and underwriting expenses) of $12.8 million for the quarter ended June 30, 1998, compared to an underwriting loss of $3.3 million for the same period in 1997. On a GAAP basis, the Company's loss ratio decreased to 68.5% for the second quarter of 1998 from 69.0% for the same period in 1997, while the underwriting expense ratio increased to 33.7% for the second quarter of 1998 from 31.5% for the same period in 1997. As a result of these changes, the combined ratio for the quarter ended June 30, 1998, increased to 102.2% from 100.5% for the same period in 1997.

         Net investment income decreased slightly to $105.5 million for the quarter ended June 30, 1998, from $106.3 million for the same period in 1997. This decrease is attributable to a change in the Company's investment strategy to include a higher proportion of tax-exempt securities in its investment portfolio, as compared to the 1997 period.

         The Company realized net capital gains of $27.9 million for the quarter ended June 30, 1998, compared to net capital gains of $35.3 million for the same period in 1997. The net realized capital gain for the 1998 period was primarily due to the Company's investment strategy, which included sales of taxable investments, as the Company reallocated a larger portion of its overall investment portfolio to tax-exempt securities. The 1998 period included net capital gains of $23.1 million on the sale of bonds and $15.3 million on the sale of common stock, offset by the $10.5 million write-down of common stock, preferred stock and other invested asset holdings, as the decline in fair value of these securities is considered to be other than temporary. The 1997 period included net capital gains of $39.1 million on the sale of common stocks, offset by capital losses of $2.9 million on the sale of bonds and $1.0 million on the sale of a preferred stock holding.

         Other income decreased 44.0% to $7.0 million for the quarter ended June 30, 1998, from $12.5 million for the same period in 1997. This decrease was primarily attributable to a decrease in fee subsidiary revenue of $4.3 million. Other expenses decreased to $25.2 million for the second quarter of 1998 from $140.3 million for the same period in 1997. This decrease was primarily attributable to the inclusion of one-time charges of $111.7 million in the quarter ended June 30, 1997, primarily related to the Merger.

         Income before income taxes, minority interest, and distributions on preferred securities increased to $91.8 million for the quarter ended June 30, 1998, from $0.0 million for the same period in 1997. Federal and foreign income taxes increased to an expense of $24.3 million for the quarter ended June 30, 1998, from a tax benefit of $22.5 million for the same period in 1997. This increase is primarily attributable to higher pre-tax income, in addition to the recognition of net operating loss carryforwards in the 1997 period, which reduced the corresponding federal income tax expense.

         The Company recognized an after-tax increase to income of $13.9 million representing the minority ownership interest in the net loss of Munich American Reinsurance Company ("MARC") for the three months ended June 30, 1997, prior to the Merger. There was no comparable amount for the quarter ended June 30, 1998.

         The Company recognized an after-tax charge of $3.3 million for each of the three-month periods ended June 30, 1998 and 1997, representing the Company's minority interest in the earnings of American Re Capital, a single-purpose wholly owned subsidiary trust. The charge is due to the distributions incurred by American Re Capital on the Cumulative Quarterly Income Preferred Securities ("QUIPS").

         Net income to common stockholders increased 94.0% to $64.2 million for the quarter ended June 30, 1998, from $33.1 million for the same period in 1997.

SIX MONTHS ENDED JUNE 30, 1998, COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997

         The Company's net premiums written decreased 15.6% to $1,246.3 million for the six months ended June 30, 1998, from $1,476.6 million for the same period in 1997. The decrease in net premiums written was generally attributable to what the Company perceives to be continued deteriorating market conditions, increases in client retentions and the Company's declining to write business at prices it considered inadequate. As a result, the Company experienced a 24.2% decrease in treaty net premiums written to $836.8 million for the six months ended June 30, 1998 from $1,104.6 million for the same period in 1997. The decrease in treaty premiums was primarily attributable to the Company's Domestic Insurance Company Operations ("DICO") which decreased 33.0% to $529.5 million for the six months ended June 30, 1998, from $789.9 million for the same period in 1997, and the Company's International Operations, which decreased 16.8% to $207.1 million for the six months ended June 30, 1998, from $248.9 million for the same period in 1997. The decrease in DICO was primarily attributable to the non-renewal of and decreases in the amounts ceded to American Re-Insurance under several traditional and finite risk treaty programs, which were related in several instances to mergers of clients, in addition to the rescission of a large retrocession in 1997, which increased prior period net writings. The decrease in International Operations net premiums written was primarily attributable to the assumption by Munich Re of certain business previously written by the Company. The decreases in DICO and International Operations were offset by an increase in treaty premiums written by the Company's alternative market operation, Am-Re Managers, Inc., ("ARMI"), to $100.2 million for the six months ended June 30, 1998, from $65.8 million for the same period in 1997.

         Facultative net premiums written increased 10.1% to $409.5 million for the six months ended June 30, 1998 from $372.0 million for the same period in 1997. This increase is primarily attributable to increased program business from both ARMI and DICO, somewhat offset by decreases in certificate business.

         The Company's net premiums earned decreased 12.4% to $1,169.0 million for the six months ended June 30, 1998, from $1,334.1 million for the same period in 1997. The decrease in premiums earned was primarily attributable to the decrease in premiums written in the six months ended June 30, 1998, partially offset by the timing of premiums earned on business in force.

         Net losses and LAE incurred decreased 14.0% to $790.3 million for the six months ended June 30, 1998, from $919.3 million for the same period in 1997. This decrease was primarily attributable to the decrease in earned premium exposures in the six months ended June 30, 1998, in addition to a change in the Company's mix of business to include less excess of loss finite risk business, which generally carries a higher overall loss ratio.

         Underwriting expense, consisting of commission expense plus operating expense, decreased 8.6% to $387.9 million for the six months ended June 30, 1998, from $424.6 million for the same period in 1997. This decrease was due to a 12.1% decrease in commission expense to $277.3 million for the six months ended June 30, 1998 from $315.5 million for the same period in 1997. This decrease was partially due to the decrease in premiums earned in the six months ended June 30, 1998, in addition to the non-renewal or decreases of several large domestic quota share treaties with high commission ratios. Operating expenses increased 1.4% to $110.6 million for the six months ended June 30, 1998 from $109.1 million for the six months ended June 30, 1997.

         The Company experienced an underwriting loss (net premiums earned minus losses and LAE incurred and underwriting expenses) of $9.2 million for the six months ended June 30, 1998, compared to an underwriting loss of $9.8 million for the same period in 1997. On a GAAP basis, the Company's loss ratio decreased to 67.6% for the six months ended June 30, 1998 from 68.9% for the same period in 1997, while the underwriting expense ratio increased to 33.2% for the six months ended June 30, 1998 from 31.8% for the same period in 1997. As a result of these changes, the combined ratio for the six months ended June 30, 1998, increased slightly to 100.8% from 100.7% for the same period in 1997.

         Net investment income increased 3.0% to $216.1 million for the six months ended June 30, 1998, from $209.9 million for the same period in 1997. This increase is attributable to the increase in the Company's invested asset base in the 1998 period as compared to the 1997 period, somewhat offset by a change in the Company's investment strategy to include a higher percentage of tax-exempt securities in its portfolio, as compared to the 1997 period.

         The Company realized net capital gains of $59.8 million for the six months ended June 30, 1998, compared to net capital gains of $43.8 million for the same period in 1997. This change was primarily due to the Company's investment strategy, which included sales of taxable investments, as the Company reallocated a larger portion of its overall investment portfolio to tax-exempt securities. The 1998 period included net capital gains of $59.7 million on the sale of bonds and $15.1 million on the sale of common stock, offset by the $15.1 million write-down of common stock and other invested asset holdings, as the decline in fair value of these securities is considered to be other than temporary, compared to capital gains of $49.5 million on the sale of common stocks in the 1997 period, offset by capital losses of $11.3 million on the sale of bonds and $4.5 million on the sale of a preferred stock holding.

         Other income decreased 21.0% to $18.4 million for the six months ended June 30, 1998, from $23.3 million for the same period in 1997. This decrease was primarily attributable to a decrease in fee subsidiary revenue. Other expenses decreased 70.7% to $49.0 million for the six months ended June 30, 1998 from $167.1 million for the same period in 1997. This decrease was primarily attributable to the inclusion of one-time charges of $121.4 million, primarily related to the Merger, in the six months ended June 30, 1997.

         Income before income taxes, minority interest, and distributions on preferred securities increased substantially to $215.0 million for the six months ended June 30, 1998, from $78.4 million for the same period in 1997. Federal and foreign income taxes increased to an expense of $61.3 million for the six months ended June 30, 1998, from a benefit of $7.2 million for the same period in 1997. This increase is primarily attributable to higher pre-tax income, in addition to the recognition of net operating loss carryforwards in the 1997 period, which reduced the corresponding federal income tax expense.

         The Company recognized an after-tax increase to income of $6.8 million representing the minority ownership interest in the net loss of Munich American Reinsurance Company ("MARC") for the six months ended June 30, 1997, prior to the Merger. There was no comparable amount for the six months ended June 30, 1998.

         The Company recognized an after-tax charge of $6.6 million for each of the six-month periods ended June 30, 1998 and 1997, representing the Company's minority interest in the earnings of American Re Capital, a single-purpose wholly owned subsidiary trust. The charge is due to the distributions incurred by American Re Capital on the Cumulative Quarterly Income Preferred Securities ("QUIPS").

         Net income to common stockholders increased 71.4% to $147.1 million for the six months ended June 30, 1998, from $85.8 million for the same period in 1997.

FINANCIAL CONDITION

         Total consolidated assets increased 3.3% to $13,727.5 million at June 30, 1998, from $13,288.8 million at December 31, 1997. This increase was primarily due to an increase in premiums and other receivables of $264.0 million, and an increase in reinsurance recoverables on paid and unpaid losses of $72.6 million.

         The total financial statement value of investments and cash increased slightly to $7,748.6 million at June 30, 1998, from $7,673.4 million at December 31, 1997, primarily due to cashflows from operating activities, somewhat offset by a decrease in the fair value of investments held. The financial statement value of the investment portfolio at June 30, 1998, included a net increase from amortized cost to fair value of $158.3 million for debt and equity investments, compared to a net increase of $181.5 million at December 31, 1997. At June 30, 1998, the Company recognized a cumulative unrealized gain of $102.9 million due to the net adjustment to fair value on debt and equity investments, after applicable income tax effects, which was reflected in stockholders' equity as a component of accumulated other comprehensive income. This represents a net decrease to stockholders' equity of $15.1 million from the cumulative unrealized gain on debt and equity securities of $118.0 million recognized at December 31, 1997.

         Total consolidated liabilities increased 2.9% to $10,763.2 million at June 30, 1998, from $10,464.9 million at December 31, 1997. This increase was primarily due to increases in unearned premium reserves of $97.3 million, loss and loss adjustment expense reserves of $83.8 million and loss balances payable of $73.2 million.

         Common stockholders' equity increased 5.4% to $2,726.8 million at June 30, 1998, from $2,586.4 million at December 31, 1997. This increase was primarily attributable to net income of $147.1 million, offset by a $6.7 million decrease in accumulated other comprehensive income, net of tax.

         The Company's insurance/reinsurance subsidiaries' statutory surplus increased to $2,484.6 million at June 30, 1998, from $2,323.4 million at December 31, 1997. Operating leverage, as measured by such subsidiaries' premiums-to-surplus ratio, on an annualized basis was 0.90 to 1 and 1.07 to 1 at June 30, 1998, and December 31, 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

          The Company is an insurance holding company whose only material investment is in the capital stock of American Re-Insurance. The Company is dependent on dividends and tax allocation payments, primarily from American Re-Insurance, to meet its short- and long-term liquidity requirements, including its debt service obligations.

         The Company's cash flow from operations may be influenced by a variety of other factors, including cyclical changes in the property and casualty reinsurance market, insurance regulatory initiatives, and changes in general economic conditions. Liquidity requirements are met on a short- and long-term basis by funds provided by operations and from the maturity and the sale of investments. Cash provided by operations primarily consists of premiums collected, investment income, and reinsurance recoverable balances collected, less paid claims (including payments made to commute or settle reinsurance arrangements), retrocession payments, underwriting and interest expenses, QUIPS distributions, and income tax payments. Cash flows provided by operations for the Company were $97.9 million for the six-month period ended June 30, 1998, down from $142.7 million for the same period in 1997. This decrease was primarily due to the timing of collections of premium balances due during the six-month period ended June 30, 1998, as compared to the same period in 1997.

         Cash and cash equivalents were $377.9 million and $641.6 million at June 30, 1998, and December 31, 1997, respectively. Cash and short-term investments are maintained for liquidity purposes and represented 4.9% and 8.4%, respectively, of total financial statement investments and cash on such dates.

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

                                         AMERICAN RE CORPORATION
                                              (Registrant)

                                         /S/ ROBERT K. BURGESS
                                 -------------------------------------
                                            Robert K. Burgess
                             Duly Authorized Officer, Executive Vice President,
                                      General Counsel, and Secretary

                                    /S/ GEORGE T. O'SHAUGHNESSY, JR.
                                 -------------------------------------
                                       George T. O'Shaughnessy, Jr.
                                       Executive Vice President and
                                  Chief Financial and Accounting Officer


Dated:  August 13, 1998