Form 10-Q
period 1998-09-30
AMERICAN RE CORP
filed 1998-11-13
CIK 889217

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                 -------------

                                   FORM 10-Q

                                 -------------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended September 30, 1998, or


( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______.

For the Quarter Ended September 30, 1998        Commission file number 1-11688


                                 -------------
                            American Re Corporation
             (Exact name of registrant as specified in its charter)

                                 -------------

           Delaware                                         13-3672116
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

      555 College Road East
       Princeton, New Jersey                                  08543-5241
(Address of principal executive offices)                     (zip code)

Registrant's telephone number, including area code:  (609) 243-4200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


Common Stock -$.01 par value                                149.49712
----------------------------                               ----------
  Description of Class                                   Shares Outstanding
                                                        as of November 12, 1998

                             AMERICAN RE CORPORATION


                               Index To Form 10-Q


PART I FINANCIAL INFORMATION


       Item 1 -
                                                                                                  Page

               Consolidated balance sheets at September 30, 1998 (unaudited), and December 31, 1997........................................................  1

               Consolidated statements of income for the three-month and
                    nine-month periods ended September 30, 1998,
                    and 1997 (unaudited).........................................................  2

               Consolidated statements of cash flows for the nine-month
                    periods ended September 30, 1998, and 1997 (unaudited).......................  3

               Notes to consolidated interim financial statements................................  4

       Item 2 -

               Management's discussion and analysis of
                    the Company's Results of Operations and Financial Condition..................  6


PART II        OTHER INFORMATION.................................................................  11


PART I.  FINANCIAL INFORMATION

                                     AMERICAN RE CORPORATION AND SUBSIDIARIES
                                           Consolidated Balance Sheets
                                    (Dollars in millions, except share amounts)


                                                                                         (unaudited)
   Assets:                                                                            September 30, 1998       December 31, 1997
                                                                                   ------------------------------------------------
   Investments
      Fixed Maturities
         Bonds available for sale, at fair value (amortized cost:
            September 30, 1998 - $6,665.3;  December 31, 1997 - $6,481.4)............  $     6,934.2             $     6,644.2
         Preferred stock available for sale, at fair value (amortized cost:
            September 30, 1998 - $55.2; December 31, 1997 - $70.8)...................           55.9                      71.4
      Equity securities available for sale, at fair value (cost:  September 30,
            1998 - $436.7; December 31, 1997 - $275.2)...............................          403.6                     293.3
      Other invested assets..........................................................           19.2                      22.9
   Cash and cash equivalents.........................................................          333.2                     641.6
                                                                                       ------------------------------------------
              Total investments and cash.............................................        7,746.1                   7,673.4
   Accrued investment income.........................................................           90.0                      93.9
   Premiums and other receivables ...................................................        1,365.6                   1,083.6
   Deferred policy acquisition costs.................................................          386.1                     356.7
   Reinsurance recoverables on paid and unpaid losses................................        2,571.3                   2,491.7
   Funds held by ceding companies....................................................          434.0                     383.0
   Prepaid reinsurance premiums......................................................          188.6                     156.8
   Deferred federal income taxes.....................................................          142.3                     185.6
   Other assets......................................................................          876.1                     864.1
                                                                                       ------------------------------------------

              Total assets...........................................................  $    13,800.1             $    13,288.8
                                                                                       ------------------------------------------
                                                                                       ------------------------------------------
   Liabilities:
   Loss and loss adjustment expense reserves.........................................  $     7,625.7             $     7,508.9
   Unearned premium reserve..........................................................        1,384.9                   1,299.1
                                                                                       ------------------------------------------
              Total insurance reserves...............................................        9,010.6                   8,808.0
   Loss balances payable.............................................................          353.9                     217.6
   Funds held under reinsurance treaties.............................................          289.8                     243.3
   Senior bank debt..................................................................           75.0                      75.0
   Senior notes......................................................................          498.5                     498.5
   Other liabilities.................................................................          535.6                     622.5
                                                                                       ------------------------------------------

              Total liabilities......................................................       10,763.4                  10,464.9
                                                                                       ------------------------------------------
   Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding as all of its assets
       Junior Subordinated Debentures................................................          237.5                     237.5
                                                                                       ------------------------------------------
   Stockholders' Equity:
  Common stock, par value: $0.01 per share; authorized:
      1,000 shares; issued and outstanding:  September 30, 1998, and
      December 31, 1997 - 149.49712 shares..........................................             ---                       ---
   Additional paid-in capital........................................................        1,332.4                   1,332.4
   Retained earnings.................................................................        1,351.3                   1,171.6
   Accumulated other comprehensive income............................................          115.5                      82.4
                                                                                       ------------------------------------------
              Total stockholders' equity.............................................        2,799.2                   2,586.4
                                                                                       ------------------------------------------
              Total liabilities, Company-obligated mandatorily redeemable
                 preferred securities of subsidiary trust and stockholders' equity...  $    13,800.1             $    13,288.8
                                                                                       ------------------------------------------
                                                                                       ------------------------------------------

   See accompanying notes to consolidated interim financial statements.

                                       AMERICAN RE CORPORATION AND SUBSIDIARIES
                                          Consolidated Statements of Income
                                                (Dollars in millions)
                                                     (unaudited)


                                                                       Three-month period                  Nine-month period
                                                                       ended September 30,                ended September 30,
                                                                    1998              1997              1998             1997
                                                                 -----------------------------------------------------------------
Revenue:
   Premiums written.............................................$      657.6     $   550.0     $  1,803.9     $  2,026.6
   Change in unearned premium reserve...........................        24.2           2.8          (53.1)        (139.7)
                                                                ------------     ----------     ----------     ----------
         Premiums earned........................................       581.8         552.8        1,750.8        1,886.9
   Net investment income.........................................      103.3         107.6          319.4          317.5
   Net realized capital gains....................................       20.1          26.3           79.9           70.1
   Other income..................................................        7.9          11.5           26.2           34.8
                                                                ------------     ----------     ----------     ----------
         Total revenue...........................................      713.1         698.2        2,176.3        2,309.3
                                                                ------------     ----------     ----------     ----------
Losses and expenses:
   Losses and loss adjustment expenses...........................      441.4         398.4        1,231.6        1,317.7
   Commission expense............................................      136.5         148.7          413.8          464.3
   Operating expense.............................................       53.4          49.5          164.0          158.6
   Interest expense..............................................       10.5          10.6           31.6           32.2
   Other expense.................................................       28.1          20.3           77.2          187.4
                                                                ------------     ----------     ----------     ----------
         Total losses and expenses...............................      669.9         627.5        1,918.2        2,160.2
                                                                ------------     ----------     ----------     ----------
         Income before income taxes, minority
             interest, and distributions on
             preferred securities of subsidiary trust............       43.2          70.7          258.1          149.1
   Federal and foreign income taxes..............................        7.3          16.5           68.6            9.3
                                                                ------------     ----------     ----------     ----------
         Income before minority interest and
             distributions on preferred securities of
             subsidiary trust....................................       35.9          54.2          189.5          139.8
   Minority interest.............................................        ---            --             --            6.8
   Distributions on preferred securities of
      subsidiary trust, net of applicable
      income tax of $1.7 and $5.3, respectively..................       (3.3)         (3.3)          (9.8)          (9.8)
                                                                ------------     ----------     ----------     ----------
         Net income to common stockholders......................$       32.6     $    50.9     $    179.7     $    136.8
                                                                ------------     ----------     ----------     ----------
                                                                ------------     ----------     ----------     ----------






    See accompanying notes to consolidated interim financial statements.

                                         Consolidated Statements of Cash Flows
                                                 (Dollars in millions)
                                                      (unaudited)


                                                                                    Nine-month period ended September 30,
                                                                                            1998                   1997
                                                                                 ------------------------- -------------------
  Cash Flows From Operating Activities:
      Net income..............................................................    $       179.7            $       136.8
      Adjustments to reconcile net income to net cash
         provided by operating activities:
         Decrease in accrued investment income................................              3.9                      8.3
         Increase in premiums and other receivables...........................           (282.0)                  (260.7)
         Increase in deferred policy acquisition costs........................            (29.4)                   (43.8)
         Increase in insurance reserves.......................................            202.6                    401.5
         Increase in current and deferred federal and foreign
             income tax assets................................................            (12.6)                   (23.3)
         Decrease in other assets and liabilities, net........................             68.2                     58.2
         Depreciation expense on property and equipment.......................              5.0                      6.4
         Write-down of property and equipment.................................              ---                     38.2
         Net realized capital gains...........................................            (79.9)                   (70.1)
         Decrease in other, net...............................................             41.7                     33.9
                                                                                  -------------            -------------
           Net cash provided by operating activities..........................             97.2                    285.4
                                                                                  -------------            -------------
  Cash Flows From Investing Activities:
      Investments available for sale:
         Purchases  ..........................................................         (5,986.8)                (3,992.2)
         Maturities ..........................................................            314.7                    586.7
         Sales................................................................          5,285.7                  3,033.0
      Other investments:
         Purchases  ..........................................................             (1.6)                    (1.9)
         Sales................................................................              ---                      1.9
      Cost of additions to property and equipment.............................            (14.3)                   (16.7)
                                                                                  -------------            -------------
           Net cash used in investing activities.............................            (402.3)                  (389.2)
                                                                                  -------------            -------------
  Cash Flows From Financing Activities:
      Dividend to common stockholders.........................................              ---                     (0.4)
      Repayment of loan from parent...........................................              ---                    (35.9)
      Capital contribution from parent company...............................               ---                     85.0
                                                                                  -------------            -------------
            Net cash used in financing activities.............................              ---                     48.7
                                                                                  -------------            -------------
  Effect of exchange rate changes on cash and cash equivalents................             (3.3)                    (0.3)
                                                                                  -------------            -------------
           Net decrease in cash and cash equivalents..........................           (308.4)                   (55.4)
  Cash and cash equivalents, beginning of period.............................             641.6                    553.1
                                                                                  -------------            -------------
  Cash and cash equivalents, end of period....................................    $       333.2            $       497.7
                                                                                  -------------            -------------
                                                                                  -------------            -------------



See accompanying notes to consolidated interim financial statements.

                             AMERICAN RE CORPORATION
               Notes to Consolidated Interim Financial Statements
                               September 30, 1998
                              (Dollars in millions)
                                   (unaudited)


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

       The information for the interim periods ended September 30, 1998, and 1997, is unaudited. The interim consolidated financial statements have been prepared on the basis of generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. Intercompany accounts and transactions have been eliminated. These financial statements should be read in conjunction with the financial statements and related notes in the Company's 1997 Form 10-K.

2.     Application of New Accounting Standard

       Effective January 1, 1998, the Company adopted Financial Accounting Standard No. 130 ("FAS No. 130"), "Reporting Comprehensive Income." FAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. FAS No.130 requires unrealized gains and losses on investments, unrealized foreign currency translation adjustments, and minimum pension liability adjustments, if any, to be included as components of other comprehensive income. Prior to the adoption of FAS No. 130 these amounts were reported as separate components in stockholders' equity. Prior years financial statements have been reclassified to conform with the requirements of FAS No. 130. Total comprehensive income was $72.4 and $112.7 for the three months ended September 30, 1998, and 1997, respectively, and $212.8 and $180.5 for the nine-month periods ended September 30, 1998, and 1997, respectively. The adoption of this statement had no financial impact on the Company's net income or stockholders' equity. The components of accumulated other comprehensive income are as follows:


                                                      Net unrealized         Net unrealized
                                                     appreciation of             loss on
                                                       investments           foreign exchange             Total
                                                     -------------------    --------------------     ----------------
         Balance at December 31, 1997                 $         118.0        $         (35.6)        $           82.4

              Period change                                      35.7                   (2.6)                    33.1
                                                      ---------------        ---------------         ----------------
         Balance at September 30, 1998                $         153.7        $         (38.2)        $          115.5
                                                      ---------------        ---------------         ----------------
                                                      ---------------        ---------------         ----------------

                             AMERICAN RE CORPORATION
               Notes to Consolidated Interim Financial Statements
                               September 30, 1998
                              (Dollars in millions)
                                   (unaudited)

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



                                                     Three-month period                          Nine-month period
                                                     ended September 30,                         ended September 30,
                                                     1998                1997                 1998                1997
                                             ---------------------------------------------------------------------------
         Premiums written
              Direct......................   $         58.9       $        41.9        $       136.8       $       107.0
              Assumed   ..................            679.8               684.0              2,172.0             2,304.2
              Ceded.......................           (181.1)             (175.9)              (504.9)             (384.6)
                                             --------------       -------------        -------------       -------------
              Net.........................            557.6               550.0              1,803.9             2,026.6
                                             --------------       -------------        -------------       -------------
                                             --------------       -------------        -------------       -------------

         Premiums earned
              Direct......................             49.6                21.8                125.8                80.8
              Assumed.....................            708.5               795.5              2,106.5             2,219.3
              Ceded.......................           (176.3)             (264.5)              (481.5)             (413.2)
                                             --------------       -------------        -------------       -------------
              Net.........................            581.8               552.8              1,750.8             1,886.9
                                             --------------       -------------        -------------       -------------
                                             --------------       -------------        -------------       -------------

         Losses incurred
              Direct......................             55.1                13.4                129.2                60.9
              Assumed.....................            460.1               572.9              1,410.4             1,576.2
              Ceded.......................            (73.8)             (187.9)              (308.0)             (319.4)
                                             --------------       -------------        -------------       -------------
              Net.........................   $        441.4       $       398.4        $     1,231.6       $     1,317.7
                                             --------------       -------------        -------------       -------------
                                             --------------       -------------        -------------       -------------

                             AMERICAN RE CORPORATION
               Notes to Consolidated Interim Financial Statements
                               September 30, 1998
                              (Dollars in millions)
                                   (unaudited)



MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE COMPANY'S RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1998, COMPARED WITH QUARTER ENDED SEPTEMBER 30, 1997

         The Company's net premiums written increased 1.4% to $557.6 million for the quarter ended September 30, 1998, from $550.0 million for the same period in 1997. The Company experienced a 6.6% increase in treaty net premiums written to $376.3 million for the third quarter of 1998 from $352.9 million for the same period in 1997. The increase in treaty premiums was primarily attributable to the Company's Domestic Insurance Company Operations ("DICO") which increased 6.8% to $264.5 million for the third quarter of 1998, from $247.6 million for the same period in 1997, and the Company's International Operations, which increased 13.3% to $99.1 million for the third quarter of 1998, from $87.5 million for the same period in 1997. The Company attributes this increase primarily to an increase in finite risk business, which can vary significantly from period to period. Premiums from non-finite risk business declined due to a combination of factors in 1998, including generally adverse market conditions and the non-renewal of or reduction in cessions to American Re under traditional treaty programs which were related in several instances to mergers of clients, increases in client retentions, and the Company's declining to write business at prices it considered inadequate. The increases in DICO and International Operations were partially offset by a 28.7% decrease in treaty premiums written by the Company's alternative market operation, Munich-American RiskPartners, Inc. ("RiskPartners") (formerly known as Am-Re Managers, Inc.), to $12.7 million for the third quarter of 1998 from $17.8 million for the same period in 1997.

         Facultative net premiums written decreased 8.0% to $181.3 million for the third quarter of 1998 from $197.1 million for the same period in 1997. This decrease is primarily attributable to DICO, which decreased 11.3% to $126.8 million for the third quarter of 1998, from $142.9 million for the same period in 1997, somewhat offset by RiskPartners, which increased 4.4% to $47.1 million for the third quarter of 1998, from $45.1 million for the same period in 1997. The Company attributes the decrease in DICO primarily to a decrease in program business, which is reflective of the overall market conditions previously discussed.

         The Company's net premiums earned increased 5.2% to $581.8 million for the quarter ended September 30, 1998, from $552.8 million for the same period in 1997. The increase in premiums earned was attributable to the increase in premiums written in the third quarter of 1998, in addition to the timing of premiums earned on business in force.

         Net losses and LAE incurred increased 10.8% to $441.4 million for the quarter ended September 30, 1998, from $398.4 million for the same period in 1997. This increase was primarily attributable to $50.0 million of catastrophe losses incurred from Hurricane Georges in the third quarter of 1998. There were no material catastrophe losses in the 1997 period.

         Underwriting expense, consisting of commission expense plus operating expense, decreased 4.2% to $189.9 million for the quarter ended September 30, 1998, from $198.2 million for the same period in 1997. This decrease was due to a 8.3% decrease in commission expense to $136.5 million for the third quarter of 1998 from $148.7 million for the same period in 1997. This decrease was partially due to the cancellation and non-renewal in the 1998 period of certain quota share business with high commission ratios. Operating expenses increased 7.9% to $53.4 million for the third quarter of 1998 from $49.5 million for the third quarter of 1997 due to an increase in overhead expense.

                             AMERICAN RE CORPORATION
               Notes to Consolidated Interim Financial Statements
                               September 30, 1998
                              (Dollars in millions)
                                   (unaudited)



         The Company experienced an underwriting loss (net premiums earned minus losses and LAE incurred and underwriting expenses) of $49.5 million for the quarter ended September 30, 1998, compared to an underwriting loss of $43.8 million for the same period in 1997. On a GAAP basis, the Company's loss ratio increased to 75.9% for the third quarter of 1998 from 72.1% for the same period in 1997, while the underwriting expense ratio decreased to 32.6% for the third quarter of 1998 from 35.8% for the same period in 1997. As a result of these changes, the combined ratio for the quarter ended September 30, 1998, increased to 108.5% from 107.9% for the same period in 1997.

         Net investment income decreased 4.0% to $103.3 million for the quarter ended September 30, 1998, from $107.6 million for the same period in 1997. This decrease is attributable to a change in the Company's investment strategy to include a higher proportion of tax-exempt securities in its investment portfolio, as compared to the 1997 period.

         The Company realized net capital gains of $20.1 million for the quarter ended September 30, 1998, compared to net capital gains of $26.3 million for the same period in 1997. The net realized capital gain for the 1998 period was primarily due to the Company's investment strategy, which included sales of taxable investments, as the Company reallocated a larger portion of its overall investment portfolio to tax-exempt securities. The 1998 period included net capital gains of $23.5 million on the sale of bonds, offset by net capital losses of $3.2 million on the sale of common stock. The 1997 period included net capital gains of $19.5 million on the sale of common stocks and $7.0 million on the sale of bonds.

         Other income decreased 31.3% to $7.9 million for the quarter ended September 30, 1998, from $11.5 million for the same period in 1997. This decrease was primarily attributable to a decrease in fee subsidiary revenue of $3.9 million. Other expenses increased 38.4% to $28.1 million for the third quarter of 1998 from $20.3 million for the same period in 1997, which was partially attributable to a write-off of certain company balances and overhead expenses in the 1998 period.

         Income before income taxes, minority interest, and distributions on preferred securities decreased to $43.2 million for the quarter ended September 30, 1998, from $70.7 million for the same period in 1997. Federal and foreign income taxes decreased to $7.3 million for the quarter ended September 30, 1998, from $16.5 million for the same period in 1997. This decrease is primarily attributable to lower pre-tax income and the increase in tax-exempt investment income in the 1998 period.

         The Company recognized an after-tax charge of $3.3 million for each of the three-month periods ended September 30, 1998 and 1997, representing the Company's minority interest in the earnings of American Re Capital, a single-purpose wholly owned subsidiary trust. The charge is due to the distributions incurred by American Re Capital on the Cumulative Quarterly Income Preferred Securities ("QUIPS").

         Net income to common stockholders decreased 36.0% to $32.6 million for the quarter ended September 30, 1998, from $50.9 million for the same period in 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997

         The Company's net premiums written decreased 11.0% to $1,803.9 million for the nine months ended September 30, 1998, from $2,026.6 million for the same period in 1997. The decrease in net premiums written was generally attributable to what the Company perceives to be depressed market conditions, increases in

                             AMERICAN RE CORPORATION
               Notes to Consolidated Interim Financial Statements
                               September 30, 1998
                              (Dollars in millions)
                                   (unaudited)

client retentions and the Company's declining to write business at prices it considered inadequate. As a result, the Company experienced a 16.8% decrease in treaty net premiums written to $1,213.1 million for the nine months ended September 30, 1998 from $1,457.4 million for the same period in 1997. The decrease in treaty premiums was primarily attributable to the Company's Domestic Insurance Company Operations ("DICO") which decreased 23.5% to $793.9 million for the nine months ended September 30, 1998, from $1,037.6 million for the same period in 1997, and the Company's International Operations, which decreased 8.9% to $306.3 million for the nine months ended September 30, 1998, from $336.3 million for the same period in 1997. The decrease in DICO was primarily attributable to the non-renewal of and decreases in the amounts ceded to American Re-Insurance under several traditional and finite risk treaty programs, which were related in several instances to mergers of clients, in addition to the rescission of a large retrocession in 1997, which increased prior period net writings. The decrease in International Operations net premiums written was primarily attributable to the assumption by Munich Re of certain business previously written by the Company. The decreases in DICO and International Operations were partially offset by a 35.2% increase in treaty premiums written by RiskPartners, to $112.9 million for the nine months ended September 30, 1998, from $83.5 million for the same period in 1997.

         Facultative net premiums written increased 3.8% to $590.8 million for the nine months ended September 30, 1998 from $569.2 million for the same period in 1997. This increase is primarily attributable to increased program business from RiskPartners, which increased 41.1% to $192.4 million for the nine months ended September 30, 1998, from $136.4 million for the same period in 1997, partially offset by a 8.4% decrease in DICO facultative writings to $375.9 million for the nine months ended September 30, 1998, from $410.3 million for the same period in 1997.

         The Company's net premiums earned decreased 7.2% to $1,750.8 million for the nine months ended September 30, 1998, from $1,886.9 million for the same period in 1997. The decrease in premiums earned was primarily attributable to the decrease in premiums written in the nine months ended September 30, 1998, partially offset by the timing of premiums earned on business in force.

         Net losses and LAE incurred decreased 6.5% to $1,231.6 million for the nine months ended September 30, 1998, from $1,317.7 million for the same period in 1997. The Company incurred $62.0 million of catastrophe losses during the nine months ended September 30, 1998. There were no material catastrophe losses in the 1997 period.

         Underwriting expense, consisting of commission expense plus operating expense, decreased 7.2% to $577.8 million for the nine months ended September 30, 1998, from $622.9 million for the same period in 1997. This decrease was due to a 10.9% decrease in commission expense to $413.8 million for the nine months ended September 30, 1998 from $464.3 million for the same period in 1997. This decrease was partially due to the decrease in premiums earned in the nine months ended September 30, 1998, in addition to the non-renewal or decreases of several large domestic quota share treaties in the 1998 period with high commission ratios. Operating expenses increased 3.4% to $164.0 million for the nine months ended September 30, 1998 from $158.6 million for the nine months ended September 30, 1997 due to increases in overhead expenses.

         The Company experienced an underwriting loss (net premiums earned minus losses and LAE incurred and underwriting expenses) of $58.6 million for the nine months ended September 30, 1998, compared to an underwriting loss of $53.7 million for the same period in 1997. On a GAAP basis, the Company's loss ratio increased to 70.3% for the nine months ended September 30, 1998 from 69.8% for the same period in 1997, while the underwriting expense ratio was constant at 33.0% for the nine months ended September 30, 1998 and 1997. As a result of these changes, the combined ratio for the nine months ended September 30, 1998, increased to 103.3% from 102.8% for the same period in 1997.

                             AMERICAN RE CORPORATION
               Notes to Consolidated Interim Financial Statements
                               September 30, 1998
                              (Dollars in millions)
                                   (unaudited)



         Net investment income increased 0.6% to $319.4 million for the nine months ended September 30, 1998, from $317.5 million for the same period in 1997. This increase is attributable to the increase in the Company's invested asset base in the 1998 period as compared to the 1997 period, somewhat offset by a change in the Company's investment strategy to include a higher percentage of tax-exempt securities in its portfolio, as compared to the 1997 period.

         The Company realized net capital gains of $79.9 million for the nine months ended September 30, 1998, compared to net capital gains of $70.1 million for the same period in 1997. This change was primarily due to the Company's investment strategy, which included sales of taxable investments, as the Company reallocated a larger portion of its overall investment portfolio to tax-exempt securities. The 1998 period included net capital gains of $83.3 million on the sale of bonds and $12.0 million on the sale of common stock, offset by the $15.4 million write-down of common stock and other invested asset holdings, as the decline in fair value of these securities is considered to be other than temporary. The 1997 period included capital gains of $64.6 million on the sale of common stocks and $5.5 million on the sale of bonds in the 1997 period. The net gains realized in the 1997 period were based on investment management and tax planning considerations.

         Other income decreased 24.7% to $26.2 million for the nine months ended September 30, 1998, from $34.8 million for the same period in 1997. This decrease was primarily attributable to a decrease in fee subsidiary revenue of $11.8 million. Other expenses decreased 58.8% to $77.2 million for the nine months ended September 30, 1998 from $187.4 million for the same period in 1997. This decrease was primarily attributable to the inclusion of one-time charges of $121.4 million, primarily related to the Merger, in the nine months ended September 30, 1997.

         Income before income taxes, minority interest, and distributions on preferred securities increased 73.1% to $258.1 million for the nine months ended September 30, 1998, from $149.1 million for the same period in 1997. Federal and foreign income taxes increased to $68.6 million for the nine months ended September 30, 1998, from $9.3 million for the same period in 1997. This increase is primarily attributable to higher pre-tax income, in addition to the recognition of net operating loss carryforwards in the 1997 period, which reduced the corresponding federal income tax expense.

         The Company recognized an after-tax increase to income of $6.8 million representing the minority ownership interest in the net loss of Munich American Reinsurance Company ("MARC") for the six months ended June 30, 1997, prior to the Merger. There was no comparable amount for the 1998 period.

         The Company recognized an after-tax charge of $9.8 million for each of the nine-month periods ended September 30, 1998 and 1997, representing the Company's minority interest in the earnings of American Re Capital, a single-purpose wholly owned subsidiary trust. The charge is due to the distributions incurred by American Re Capital on the Cumulative Quarterly Income Preferred Securities ("QUIPS").

         Net income to common stockholders increased 31.4% to $179.7 million for the nine months ended September 30, 1998, from $136.8 million for the same period in 1997.

                             AMERICAN RE CORPORATION
               Notes to Consolidated Interim Financial Statements
                               September 30, 1998
                              (Dollars in millions)
                                   (unaudited)

FINANCIAL CONDITION

         Total consolidated assets increased 3.8% to $13,800.1 million at September 30, 1998, from $13,288.8 million at December 31, 1997. This increase was primarily due to an increase in premiums and other receivables of $282.0 million, an increase in reinsurance recoverables on paid and unpaid losses of $79.6 million and an increase in total investments and cash of $72.7 million.

         The total financial statement value of investments and cash increased 0.9% to $7,746.1 million at September 30, 1998, from $7,673.4 million at December 31, 1997, primarily due to cashflows from operating activities, and an increase in the fair value of investments held. The financial statement value of the investment portfolio at September 30, 1998, included a net increase from amortized cost to fair value of $236.5 million for debt and equity investments, compared to a net increase of $181.5 million at December 31, 1997. At
September 30, 1998, the Company recognized a cumulative unrealized gain of $153.7 million due to the net adjustment to fair value on debt and equity investments, after applicable income tax effects, which was reflected in stockholders' equity as a component of accumulated other comprehensive income. This represents a net increase to stockholders' equity of $35.7 million from the cumulative unrealized gain on debt and equity securities of $118.0 million recognized at December 31, 1997.

         Total consolidated liabilities increased 2.9% to $10,763.4 million at September 30, 1998, from $10,464.9 million at December 31, 1997. This increase was primarily due to increases in loss balances payable of $136.3 million and loss and loss adjustment expense reserves of $116.8 million.

         Common stockholders' equity increased 8.2% to $2,799.2 million at September 30, 1998, from $2,586.4 million at December 31, 1997. This increase was primarily attributable to net income of $179.7 million and a $33.1 million increase in accumulated other comprehensive income, net of tax.

         The Company's insurance/reinsurance subsidiaries' statutory surplus increased to $2,448.0 million at September 30, 1998, from $2,323.4 million at December 31, 1997. Operating leverage, as measured by such subsidiaries' premiums-to-surplus ratio, on an annualized basis was 0.90 to 1 and 1.07 to 1 at September 30, 1998, and December 31, 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company is an insurance holding company whose only material investment is in the capital stock of American Re-Insurance. The Company is dependent on dividends and tax allocation payments, primarily from American Re-Insurance, to meet its short- and long-term liquidity requirements, including its debt service obligations.

         The Company's cash flow from operations may be influenced by a variety of other factors, including cyclical changes in the property and casualty reinsurance market, insurance regulatory initiatives, and changes in general economic conditions. Liquidity requirements are met on a short- and long-term basis by funds provided by operations and from the maturity and the sale of investments. Cash provided by operations primarily consists of premiums collected, investment income, and reinsurance recoverable balances collected, less paid claims (including payments made to commute or settle reinsurance arrangements), retrocession payments, underwriting and interest expenses, QUIPS distributions, and income tax payments. Cash flows provided by operations for the Company were $97.2 million for the nine-month period ended September 30, 1998, down from $285.4 million for the same period in 1997. This decrease was primarily due to a decrease in net premiums written and collected and an increase in paid loss and loss adjustment expenses during the nine-month period ended September 30, 1998, as compared to the same period in 1997.

                             AMERICAN RE CORPORATION
               Notes to Consolidated Interim Financial Statements
                               September 30, 1998
                              (Dollars in millions)
                                   (unaudited)


         Cash and cash equivalents were $333.2 million and $641.6 million at September 30, 1998, and December 31, 1997, respectively. Cash and short-term investments are maintained for liquidity purposes and represented 4.3% and 8.4%, respectively, of total financial statement investments and cash on such dates.

IMPACT OF THE YEAR 2000 PROBLEM

         The "Year 2000 problem" refers to the potential failure of computer software and embedded computer chips to properly recognize the year 2000 and later dates, because such dates are represented only by the last two digits of the year and may be interpreted during computer operations as preceded by 19 rather than 20. The Company has been aware of the Year 2000 problem for several years and has assigned a team of dedicated in-house information technology staff, working with retained consultants and designated representatives from each of the Company's major business areas, to review all critical systems for their Year 2000 compliance and to correct all problems identified.

THE COMPANY'S STATE OF READINESS

         Some of the Company's Year 2000 problems have been eliminated in the ordinary course of ongoing upgrades to the Company's technology platforms. However, in order to address the remainder of the Company's Year 2000 non-compliant systems, (e.g. certain mainframe systems, old software applications, and some facilities equipment), in 1997 management initiated a Year 2000 Compliance Program consisting of 5 phases: Phase 1 - Planning, which consisted of defining the project scope, organizing a project team, developing a detailed project plan and obtaining management approval; Phase II -Inventory/Impact Analysis, which consisted of inventorying all of the Company's technology as well as non-technology-based systems and equipment containing embedded chips, determining whether there exists a potential Year 2000 problem, and analyzing the impact on the Company of such problem, and which resulted in the creation of a Year 2000 database including all products and services that need to be evaluated for Year 2000 compliance; Phase III - Renovation, which consists of repairing or replacing critical items that are not Year 2000 compliant; Phase IV - Vendor and Third Party Compliance, pursuant to which among other things, the Company is seeking representations from vendors and third parties that their products and services are Year 2000 compliant or modifications to make such products and services Year 2000 compliant and has retained research consultants to independently verify vendors' Year 2000 compliance; and Phase V - Enterprise Wide Testing and Compliance Certification, which consists of performing a final integrated testing of the corrected business operations and underlying technical infrastructure in a controlled environment. The Company completed Phase I in January 1998 and Phase II in May 1998. The Company is currently in the final stages of Phases III and IV which are expected to be completed in the fourth quarter of 1998. Phase V - Testing and Compliance is expected to begin in the first quarter of 1999 and be completed by May, 1999.

RISKS ASSOCIATED WITH YEAR 2000 ISSUES

         The major business risks of a Year 2000 failure facing the Company are (i) the inability of the Company to maintain critical business operations dependent on technology or the loss of facilities infrastructure such as telephone communications, with the potential for lost revenue and profits due to business disruptions, (ii) the direct costs associated with restoring operations after disruption, (iii) the loss of competitive market position due to a significant disruption of long duration, and (iv) potential legal liabilities of the Company to third parties who may claim dependence on, or to have been harmed by the failure of, the Company's systems and operations.

                             AMERICAN RE CORPORATION
               Notes to Consolidated Interim Financial Statements
                               September 30, 1998
                              (Dollars in millions)
                                   (unaudited)


After Phases III, IV, and V, are completed, the Company believes its systems will be no more likely to suffer disruptions from the Year 2000 problem than from any other type of hardware or software failures that can occur from time to time with many complex systems. The Company has backup systems in place for power, certain facilities infrastructure and computer systems, and has response procedures with vendors of many of our systems in the event of such system failures generally. The Company will continue to monitor the progress of its Year 2000 compliance effort and is reviewing its above described response mechanisms for systems failures generally for adequacy with respect to the Year 2000 problem.

         In addition to the risks and costs associated with its internal systems and third party vendors, the Company continues to evaluate its underwriting risk arising from potential losses associated with Year 2000 failures. Due to a significant number of variables associated with the extent and severity of the Year 2000 problem, the Company's underwriting risk arising from potential Year 2000 losses cannot be determined at this time. These variables include actual pervasiveness and severity of Year 2000 system flaws, the magnitude of the amount of costs and expenses directly attributable to Year 2000 failures, the portion of such amount, if any, that constitutes insurable losses, and the extent of governmental intervention. Moreover, standard insurance and reinsurance contracts neither explicitly include nor explicitly exclude coverage for Year 2000 failures. As a result, some Year 2000 related losses may or may not be determined to be covered under standard insurance and reinsurance contracts, depending upon the specific contract language, the applicable case law, and the facts and circumstances of each loss. The Company, is proactively seeking to minimize its potential Year 2000 underwriting exposures by (1) assisting clients in evaluation of their potential Year 2000 exposure including seeking representations regarding their own systems Year 2000 compliance, (2) performing an underwriting evaluation of each individual client's potential Year 2000 exposure, (3) structuring reinsurance contractual language to mitigate potential exposure; (4) recommending computer systems and technical support as appropriate, and (5) providing a combination of financial protection and risk management solutions. However, the Company cannot be certain that these steps will adequately minimize its Year 2000 underwriting exposures, and given the possible magnitude of the Year 2000 problem, the Company may incur a significant amount of Year 2000 related losses, including litigation expenses, and such losses may have a material adverse impact on the Company's business, operations or financial condition. The Company believes it is taking reasonable and appropriate measures in the course of its business operations and client relationships to avoid or mitigate such Year 2000 related liability exposure.

COSTS ASSOCIATED WITH YEAR 2000 ISSUES

         Year 2000 specific expenditures through the third quarter of 1998, not including in-house resources, were approximately $2.6 million. The Company anticipates spending an additional $2.5 million in the fourth quarter of 1998. These expenses are being paid out of working capital. The Company has budgeted $4.5 million in additional expenses in connection with the Company's Year 2000 compliance effort in 1999. It is anticipated that the total Year 2000 compliance expenditures will not have a material adverse effect on the Company's business, operations or financial condition. The Company's disclosure relating to Year 2000 contains certain forward-looking statements concerning the Company's operations, economic performance, and financial condition, including, in particular the Company's readiness to handle issues related to Year 2000 and the risks related thereto. These statements are based upon a number of projections, expectations, assumptions and estimates which are inherently subject to significant uncertainties and

                             AMERICAN RE CORPORATION
               Notes to Consolidated Interim Financial Statements
                               September 30, 1998
                              (Dollars in millions)
                                   (unaudited)

contingencies which have been described herein, many of which are beyond the control of the Company, and reflect future business decisions which are subject to change. Some of these assumptions inevitably will not materialize as expected, and unanticipated events may occur which could affect the Company's results. Such statements may include, but are not limited to, projections relating to the Company's ability to complete the various phases of its Year 2000 Compliance Plan on time; the ability of third party vendors and client companies to eliminate or minimize their Year 2000 exposures and the accuracy of their representations and warranties to the Company; the Company's ability to minimize any possible Year 2000 underwriting losses and the effects of Year 2000 reinsurance claims, litigation or other disputes, as well as assumptions for any of the foregoing and are generally expressed with words such as "believes," "estimates," "expects," "anticipates," "plans," "projects," "forecasts," "goals," "could have," "may have" and similar expressions.

                             AMERICAN RE CORPORATION
               Notes to Consolidated Interim Financial Statements
                               September 30, 1998
                              (Dollars in millions)
                                   (unaudited)

PART II.  OTHER INFORMATION


                             AMERICAN RE CORPORATION


Items 1 - 5 have been omitted as they are either inapplicable or the answer is negative.


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit 27 - Financial Data Schedule is filed as part of this report.

                             AMERICAN RE CORPORATION
               Notes to Consolidated Interim Financial Statements
                               September 30, 1998
                              (Dollars in millions)
                                   (unaudited)



                             AMERICAN RE CORPORATION

                                   Signatures



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  AMERICAN RE CORPORATION
                                       (Registrant)




                                    /S/ ROBERT K. BURGESS
                       --------------------------------------------------
                                     Robert K. Burgess
                       Duly Authorized Officer, Executive Vice President,
                                   General Counsel, and Secretary



                               /S/ GEORGE T. O'SHAUGHNESSY, JR.
                       ----------------------------------------------------
                                    George T. O'Shaughnessy, Jr.
                                    Executive Vice President and
                               Chief Financial and Accounting Officer




Dated:  November 13, 1998