Form 10-Q/A
period 1998-09-30
AMERICAN RE CORP
filed 1998-11-16
CIK 889217

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                 -------------

                                   FORM 10-QA

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
                                                     (unaudited)


                                                                       Three-month period                  Nine-month period
                                                                       ended September 30,                ended September 30,
                                                                    1998              1997              1998             1997
                                                                 -----------------------------------------------------------------
Revenue:
   Premiums written.............................................$      557.6     $   550.0     $  1,803.9     $  2,026.6
   Change in unearned premium reserve...........................        24.2           2.8          (53.1)        (139.7)
                                                                ------------     ----------     ----------     ----------
         Premiums earned........................................       581.8         552.8        1,750.8        1,886.9
   Net investment income.........................................      103.3         107.6          319.4          317.5
   Net realized capital gains....................................       20.1          26.3           79.9           70.1
   Other income..................................................        7.9          11.5           26.2           34.8
                                                                ------------     ----------     ----------     ----------
         Total revenue...........................................      713.1         698.2        2,176.3        2,309.3
                                                                ------------     ----------     ----------     ----------
Losses and expenses:
   Losses and loss adjustment expenses...........................      441.4         398.4        1,231.6        1,317.7
   Commission expense............................................      136.5         148.7          413.8          464.3
   Operating expense.............................................       53.4          49.5          164.0          158.6
   Interest expense..............................................       10.5          10.6           31.6           32.2
   Other expense.................................................       28.1          20.3           77.2          187.4
                                                                ------------     ----------     ----------     ----------
         Total losses and expenses...............................      669.9         627.5        1,918.2        2,160.2
                                                                ------------     ----------     ----------     ----------
         Income before income taxes, minority
             interest, and distributions on
             preferred securities of subsidiary trust............       43.2          70.7          258.1          149.1
   Federal and foreign income taxes..............................        7.3          16.5           68.6            9.3
                                                                ------------     ----------     ----------     ----------
         Income before minority interest and
             distributions on preferred securities of
             subsidiary trust....................................       35.9          54.2          189.5          139.8
   Minority interest.............................................        ---            --             --            6.8
   Distributions on preferred securities of
      subsidiary trust, net of applicable
      income tax of $1.7 and $5.3, respectively..................       (3.3)         (3.3)          (9.8)          (9.8)
                                                                ------------     ----------     ----------     ----------
         Net income to common stockholders......................$       32.6     $    50.9     $    179.7     $    136.8
                                                                ------------     ----------     ----------     ----------
                                                                ------------     ----------     ----------     ----------






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