Form 10-K
period 1998-12-31
AMERICAN RE CORP
filed 1999-03-30
CIK 889217

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

For the fiscal year ended December 31, 1998             Commission File #1-11688

                            AMERICAN RE CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                             13-3672116
        (State or other jurisdiction         (I.R.S. Employer Identification
     of incorporation or organization)                    No.)

                             555 COLLEGE ROAD EAST
                          PRINCETON, NEW JERSEY 08543
                                 (609) 243-4200
    (Address including zip code, and telephone number, including area code, of registrant's principle executive office)

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

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    93.06% of the Company's voting stock is owned by Munich Reinsurance Company. At March 26, 1999, the number of shares outstanding of the registrant's common stock was 149.49712.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            AMERICAN RE CORPORATION
                               TABLE OF CONTENTS

ITEM                                                                                                            PAGE
-----------------------------------------------------------------------------------------------------------     -----

PART I

    1.  Business...........................................................................................           1

    2.  Properties.........................................................................................          20

    3.  Legal Proceedings..................................................................................          20

    4.  Submission of Matters to a Vote of Security Holders................................................          20

PART II

    5.  Market for the Company's Common Equity and Related Stockholder Matters.............................          21

    6.  Selected Financial Information of the Company......................................................          21

    7.  Management's Discussion and Analysis of the Company's Results of Operations
         and Financial Condition...........................................................................          22

    8.  Financial Statements and Supplementary Data........................................................          34

    9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure..............................................................................          34

PART III

    10.  Directors and Executive Officers of the Registrant................................................          35

    11.  Executive Compensation............................................................................          37

    12.  Security Ownership of Certain Beneficial Owners and Management....................................          40

    13.  Certain Relationships and Related Transactions....................................................          40

PART IV

    14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................................          41

                                     PART I

    Unless indicated otherwise, all financial data presented herein are derived from or based on the Company's consolidated financial statements prepared in accordance with generally accepted accounting principles ("GAAP"). Statutory data, where specifically identified as such, is presented on a combined basis for American Re-Insurance Company ("American Re-Insurance") and American Alternative Insurance Corporation ("American Alternative"). The statutory data are derived from statutory financial statements. Such statutory financial statements are prepared in accordance with statutory accounting principles, which differ from GAAP.

    The Company is a subsidiary of Munchener Ruckversicherungs-Gesellschaft Aktiengesellschaft in Munchen ("Munich Re"), a company organized under the laws of Germany. Munich Re is the world's largest reinsurance company, based on 1997 net premiums written, according to BUSINESS INSURANCE. Following the acquisition of American Re Corporation (the "Company" or "American Re") by Munich Re in 1996, Munich Re and American Re completed, in 1997, the merger of Munich American Reinsurance Company ("MARC"), a 50% controlled subsidiary of Munich Re, into American Re-Insurance. At that time, Munich Re also contributed the insurance assets and liabilities of its United States Branch (the "U.S. Branch") to American Re-Insurance. These transactions are collectively referred to herein as the "Merger."

    The Company's consolidated statements of income and cash flows for the year ended December 31, 1997, represent the fully consolidated operations of American Re-Insurance, MARC and the U.S. Branch for the period then ended, with 50% of MARC's net loss for the six-month period ended June 30, 1997, accounted for as minority interest. As a result, significant variances exist when comparing the results of operations for the years ended December 31, 1998 and 1997, with the same period in 1996. See "Management's Discussion and Analysis of the Company's Results of Operations and Financial Condition--Results of Operations--Year Ended December 31, 1997, Compared with Year Ended December 31, 1996".

ITEM 1. BUSINESS

THE COMPANY AND AMERICAN RE-INSURANCE

    American Re is the holding company for American Re-Insurance, a reinsurance company that primarily underwrites property and casualty reinsurance on a direct basis in the United States and international markets. American Re-Insurance was founded in 1917 as the first U.S.-owned reinsurance company. Based on statutory net premiums written of $2,276.2 million in 1998, American Re-Insurance ranked as the third largest property and casualty reinsurer in the United States, according to the Reinsurance Association of America. The Company had total assets of $13,554.0 million and stockholders' equity of $2,853.1 million at December 31, 1998.

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

MARKETING AND CUSTOMERS

    American Re's treaty and facultative products are marketed domestically to insurance companies by American Re-Insurance's Domestic Insurance Company Operations ("DICO") division and to the alternative market by Munich-American RiskPartners, Inc., a wholly-owned subsidiary of the Company ("RiskPartners"). Internationally, both types of products are marketed through American Re-Insurance's International Operations division. See"--International Operations."

    Net written premium by operating unit by reinsurance type was as follows:

                                                                               YEAR ENDED DECEMBER 31,
                                                           ----------------------------------------------------------------
                                                                   1998                  1997                  1996
                                                           --------------------  --------------------  --------------------

                                                               $          %          $          %          $          %
                                                           ---------  ---------  ---------  ---------  ---------  ---------
                                                                                   ($ IN MILLIONS)
DICO
  Treaty.................................................  $ 1,044.1       43.4% $ 1,304.1       52.2% $   847.8       44.6%
  Facultative............................................      473.8       19.7      486.7       19.5      329.7       17.3
                                                           ---------  ---------  ---------  ---------  ---------  ---------
    Total................................................    1,517.9       63.1    1,790.8       71.7    1,177.5       61.9
RiskPartners
  Treaty.................................................      127.4        5.3       96.4        3.9       99.5        5.2
  Facultative............................................      309.1       12.8      177.4        7.1      182.8        9.6
                                                           ---------  ---------  ---------  ---------  ---------  ---------
    Total................................................      436.5       18.1      273.8       11.0      282.3       14.8
International Operations
  Treaty.................................................      417.3       17.3      405.5       16.2      411.4       21.6
  Facultative............................................       35.1        1.5       27.6        1.1       31.2        1.7
                                                           ---------  ---------  ---------  ---------  ---------  ---------
    Total................................................      452.4       18.8      433.1       17.3      442.6       23.3
Consolidated
  Treaty.................................................    1,588.8       66.0    1,806.0       72.3    1,358.7       71.4
  Facultative............................................      818.0       34.0      691.7       27.7      543.7       28.6
                                                           ---------  ---------  ---------  ---------  ---------  ---------
    Grand Total..........................................  $ 2,406.8      100.0% $ 2,497.7      100.0% $ 1,902.4      100.0%
                                                           ---------  ---------  ---------  ---------  ---------  ---------
                                                           ---------  ---------  ---------  ---------  ---------  ---------

    Treaty marketing to insurance company clients through DICO primarily focuses on small to medium sized regional property and casualty insurers. In addition, DICO's marketing strategy has been recently refocused, to include a variety of differing insurance concerns, which include: large account specialists, national multiline insurers, personal lines companies, excess and specialty writers and professional line specialties. DICO's facultative business is marketed to both large primary insurers that comprise the largest segment of the commercial insurance market and small regional primary insurers whose commercial insurance risks are more limited in volume and scope.

    The Company's marketing efforts in the alternative market, which involves both reinsurance and insurance products, through RiskPartners focus on large commercial insurance buyers, such as major corporations and governmental entities, seeking alternatives to the primary insurance companies that traditionally service these insurance buyers. These large commercial enterprises, which retain or self-insure risks (through captives, risk retention groups or other means) as an alternative to procuring traditional insurance, are developing the same financial concerns and administrative characteristics as insurance companies as they retain increasing levels of risk. RiskPartners works with insurance brokers, ultimate insureds and their captives or risk retention groups to provide specialized reinsurance/insurance coverages to fit their particular needs. To assist in its reinsurance business, American Re also has a primary insurance company, American Alternative, which primarily serves alternative market clients in addition to some DICO clients. (American Re-Insurance and American Alternative together are referred to herein as the "reinsurance/insurance subsidiaries.")

    International Operations markets both treaty and facultative reinsurance and alternative markets products outside the United States. International Operations maintains offices in fourteen major international cities: Beijing, Bogota, Brussels, Buenos Aires, Cairo, London, Melbourne, Mexico City, Montreal, Santiago, Singapore, Sydney, Tokyo and Toronto. The geographic diversity of the international market for reinsurance requires decentralized operations. To maintain quality performance under these circumstances, International Operations has staffed its offices with experienced local personnel.

    The Company underwrites its business on a worldwide basis for many different clients and for many lines of property/casualty business. Its products provide a broad array of coverages. However, the amount of business written with respect to a particular customer is not the sole basis for determining the risk in the Company's exposure to such customer. Many factors such as net retentions, loss exposures and loss ratios as well as premium amounts must be evaluated to determine such exposure. Taking all of these factors into account, the net income of the Company is not materially dependent on a single customer, small group of customers, line of business or geographical area, and the Company believes the loss of any single customer would not have a material adverse effect on its financial condition or earnings. However, the Company's net earnings could be materially adversely affected, during any quarter or annual reporting period, by the incurrence of reinsured or insured losses under one or more treaties or contracts with a single customer or group of customers or in a line of business or geographical area, depending on individual and aggregate exposures assumed by the Company. (See also "--Risk Management and Retrocession Arrangements.") The Company's largest single client represented net premiums of $152.8 million or 6.3%, $68.0 million or 2.7%, and $128.4 million or 6.7% of total net premiums during the years ended December 31, 1998, 1997, and 1996, respectively.

REINSURANCE/INSURANCE UNDERWRITING

    The Company's property and casualty reinsurance/insurance business includes the reinsurance/insurance of risks set forth in the following table by statutory annual statement line of business classifications for the years ended December 31, as indicated:

                                                                                 NET PREMIUMS WRITTEN
                                                           ----------------------------------------------------------------
                                                                        % OF                  % OF                  % OF
LINE OF BUSINESS                                             1998       TOTAL      1997       TOTAL      1996       TOTAL
---------------------------------------------------------  ---------  ---------  ---------  ---------  ---------  ---------

                                                                                (DOLLARS IN MILLIONS)
Fire.....................................................  $   162.7        6.8% $   194.1        7.8% $   161.3        8.5%
Allied lines.............................................       38.8        1.6       35.2        1.4       29.0        1.5
Homeowners multi peril...................................       69.0        2.9       69.2        2.8       53.9        2.8
Commercial multi peril...................................      250.2       10.4      288.5       11.5      179.2        9.4
Ocean marine.............................................       54.2        2.2       86.5        3.4       65.5        3.4
Inland marine............................................       28.0        1.2       46.6        1.9       23.1        1.2
Earthquake...............................................       19.5        0.8       25.8        1.0       26.8        1.4
Workers' compensation....................................      364.7       15.2      367.6       14.7      411.1       21.6
Other liability(1).......................................      506.7       21.0      407.2       16.3      384.7       20.2
Auto liability...........................................      533.3       22.2      586.7       23.5      367.8       19.3
Auto physical damage.....................................      160.0        6.6      144.3        5.8       48.9        2.6
Fidelity and surety......................................       43.9        1.8       52.0        2.1       48.7        2.6
Other(2).................................................      175.8        7.3      194.0        7.8      102.4        5.5
                                                           ---------  ---------  ---------  ---------  ---------  ---------
Line of business total...................................  $ 2,406.8      100.0% $ 2,497.7      100.0% $ 1,902.4      100.0%
                                                           ---------  ---------  ---------  ---------  ---------  ---------
                                                           ---------  ---------  ---------  ---------  ---------  ---------

------------------------

(1) Includes premium amounts for classes of business such as construction and alteration liability, contractual liability, errors and omissions liability and umbrella liability, among others.

(2) Includes premium amounts for lines of business such as, group and other accident and health, aircraft, glass, burglary and theft, boiler and machinery, credit, financial guaranty, international bulk class codes, and American Re-Insurance Company (Chile) S.A.

    The Company generally seeks to avoid assuming material exposures for asbestos, environmental and other difficult risks. When, in the opinion of management, such exposures may be material under a particular contract, the reinsurance/insurance subsidiaries either exclude the exposure, set a limit for the potential for losses, or gain assurance that the ceding company is following conservative and professional claims and underwriting practices. See "--Reserves for Unpaid Losses and Loss Adjustment Expenses."

    The mix of reinsurance/insurance business based on statutory gross premiums written is set forth in the following table for the periods indicated:

                                                                YEAR ENDED DECEMBER 31,
                      ------------------------------------------------------------------------------------------------------------
                              1998                  1997                  1996                  1995                  1994
                      --------------------  --------------------  --------------------  --------------------  --------------------

                                                                 (DOLLARS IN MILLIONS)
Treaty Property
  Pro rata..........  $   539.5       18.1% $   658.6       21.5% $   467.1       20.3% $   419.4       20.9% $   353.3       18.4%
  Excess............      305.9       10.3      311.5       10.1      212.3        9.2      245.2       12.2      212.0       11.0
                      ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
    Total...........      845.4       28.4      970.1       31.6      679.4       29.5      664.6       33.1      565.3       29.4

Treaty Casualty
  Pro rata..........      606.5       20.3      686.3       22.4      583.2       25.3      374.5       18.6      410.8       21.4
  Excess............      446.6       15.0      452.3       14.7      311.3       13.5      320.2       16.0      360.9       18.8
                      ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
    Total...........    1,053.1       35.3    1,138.6       37.1      894.5       38.8      694.7       34.6      771.7       40.2

Facultative Property
  Pro rata...........       90.2        3.0       71.5        2.3       73.0        3.2       59.1        3.0       56.0        2.9
  Excess.............      209.6        7.0      200.9        6.5      107.6        4.7       88.8        4.4       63.2        3.3
                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
    Total............      299.8       10.0      272.4        8.8      180.6        7.9      147.9        7.4      119.2        6.2

Facultative Casualty
  Pro rata...........        7.6        0.3       34.3        1.1        2.5        0.1        0.2        0.0        0.6        0.0
  Excess.............      775.9       26.0      655.5       21.4      546.6       23.7      499.2       24.9      466.3       24.2
                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
    Total............      783.5       26.3      689.8       22.5      549.1       23.8      499.4       24.9      466.9       24.2
                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
    Grand Total......  $ 2,981.8      100.0% $ 3,070.9      100.0% $ 2,303.6      100.0% $ 2,006.6      100.0% $ 1,923.1      100.0%
                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

    The following table sets forth certain information with respect to the treaty and facultative reinsurance written by American Re-Insurance for the periods indicated:

                                                                                YEAR ENDED DECEMBER 31,
                                                                 -----------------------------------------------------
                                                                   1998       1997       1996       1995       1994
                                                                 ---------  ---------  ---------  ---------  ---------

                                                                                 (DOLLARS IN MILLIONS)
Net premiums written:
  Treaty.......................................................  $ 1,588.8  $ 1,806.0  $ 1,358.7  $ 1,128.2  $ 1,103.1
  Facultative..................................................      818.0      691.7      543.7      501.3      450.2
                                                                 ---------  ---------  ---------  ---------  ---------
  Total net premiums written...................................  $ 2,406.8  $ 2,497.7  $ 1,902.4  $ 1,629.5  $ 1,553.3
                                                                 ---------  ---------  ---------  ---------  ---------
                                                                 ---------  ---------  ---------  ---------  ---------
Net premiums earned:
  Treaty.......................................................  $ 1,618.2  $ 1,782.6  $ 1,304.8  $ 1,075.6  $ 1,047.4
  Facultative..................................................      800.7      703.5      491.9      455.3      414.0
                                                                 ---------  ---------  ---------  ---------  ---------
  Total net premiums earned....................................  $ 2,418.9  $ 2,486.1  $ 1,796.7  $ 1,530.9  $ 1,461.4
                                                                 ---------  ---------  ---------  ---------  ---------
                                                                 ---------  ---------  ---------  ---------  ---------
Losses and LAE:
  Treaty.......................................................  $ 1,197.0  $ 1,273.1  $   909.4  $   876.1  $   761.6
  Facultative..................................................      485.4      443.2      258.4      464.1      249.4
                                                                 ---------  ---------  ---------  ---------  ---------
  Total losses and LAE.........................................  $ 1,682.4  $ 1,716.3  $ 1,167.8  $ 1,340.2  $ 1,011.0
                                                                 ---------  ---------  ---------  ---------  ---------
                                                                 ---------  ---------  ---------  ---------  ---------
Underwriting expenses:
  Treaty.......................................................  $   511.4  $   573.0  $   377.9  $   309.1  $   298.3
  Facultative..................................................      305.0      265.4      155.6      143.3      141.0
                                                                 ---------  ---------  ---------  ---------  ---------
  Total underwriting expenses..................................  $   816.4  $   838.4  $   533.5  $   452.4  $   439.3
                                                                 ---------  ---------  ---------  ---------  ---------
                                                                 ---------  ---------  ---------  ---------  ---------
Underwriting gains (losses):
  Treaty.......................................................  $   (90.2) $   (63.5) $    17.5  $  (109.6) $   (12.5)
  Facultative..................................................       10.3       (5.1)      77.9     (152.1)      23.6
                                                                 ---------  ---------  ---------  ---------  ---------
  Total underwriting gains (losses)............................  $   (79.9) $   (68.6) $    95.4  $  (261.7) $    11.1
                                                                 ---------  ---------  ---------  ---------  ---------
                                                                 ---------  ---------  ---------  ---------  ---------
Loss and LAE ratios:
  Treaty.......................................................       74.0%      71.4%      69.7%      81.4%      72.7%
  Facultative..................................................       60.6       63.0       52.5      101.9       60.3
  Total loss and LAE ratios....................................       69.6%      69.0%      65.0%      87.5%      69.2%
Underwriting expense ratios:
  Treaty.......................................................       31.6%      32.1%      29.0%      28.7%      28.5%
  Facultative..................................................       38.1       37.7       31.6       31.5       34.1
  Total underwriting expense ratios............................       33.7%      33.8%      29.7%      29.6%      30.0%
Combined ratios:
  Treaty.......................................................      105.6%     103.6%      98.7%     110.1%     101.2%
  Facultative..................................................       98.7      100.7       84.1      133.4       94.4
  Total combined ratios........................................      103.3%     102.9%      94.7%     117.1%      99.2%
Statutory combined ratios:
  Treaty.......................................................      106.8%     106.3%     101.1%     115.7%     106.3%
  Facultative..................................................       97.0       98.1       84.9      133.0       96.7
  Total statutory combined ratios..............................      103.7%     103.9%      96.6%     121.0%     103.8%

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

    The Company's facultative risks are predominantly assumed on a "program" basis. Under this approach, which encompasses treaty concepts, pricing is agreed upon in advance for homogeneous risks and such risks are assumed without individual review, subject only to after-the-fact review and rejection as appropriate.

    TREATY REINSURANCE. A treaty is a contractual arrangement between a primary insurer and a reinsurer under which the primary insurer must cede and the reinsurer must assume a specified portion of a type or category of risks. Accordingly, under its treaties, the Company assumes risks without having reviewed them individually, but rather, the review is on an overall portfolio basis.

    Through underwriting procedures, treaties are screened for compliance with general standards for ceding insurers and risks to be assumed and are then priced based on actuarial models the Company has developed. The actuarial models are tailored in each case to the risk exposures underlying the specific treaty and the loss experience for the risk covered thereunder. The Company determines whether to write or renew a particular treaty by considering many factors, including its past experience with the client, the types of risks to be covered, total exposure to risks underwritten by the client or to the type of risk to be assumed, and its evaluation of the client's financial strength, claims handling ability, and the overall underwriting capability.

INTERNATIONAL OPERATIONS

    The following table presents information with respect to the International Operations net premiums written by region for the periods indicated:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                 ----------------------------------------------------------------
REGION                                                             1998       TOTAL      1997       TOTAL      1996       TOTAL
---------------------------------------------------------------  ---------  ---------  ---------  ---------  ---------  ---------

                                                                                      (DOLLARS IN MILLIONS)
Australia......................................................  $    34.4        7.6% $    23.8        5.5% $    30.4        6.9%
Canada.........................................................        1.2        0.3       31.7        7.3       29.0        6.6
Europe.........................................................       93.9       20.7       88.4       20.4      108.5       24.5
Far East.......................................................       18.0        4.0       15.7        3.6       20.6        4.7
Latin America..................................................      102.7       22.7      128.2       29.6      110.9       25.0
Middle East....................................................       32.4        7.2       12.5        2.9       17.4        3.9
Southeast Asia.................................................       19.3        4.3       20.3        4.7       18.9        4.3
Ocean Marine/Other(1)..........................................      150.5       33.2      112.5       26.0      106.9       24.1
                                                                 ---------  ---------  ---------  ---------  ---------  ---------
Region total...................................................  $   452.4      100.0% $   433.1      100.0% $   442.6      100.0%
                                                                 ---------  ---------  ---------  ---------  ---------  ---------
                                                                 ---------  ---------  ---------  ---------  ---------  ---------

------------------------------

(1) Includes net premiums written from ocean marine, international home office and Princeton Eagle West Insurance Company, a Bermuda domiciled insurance subsidiary of the Company ("Princeton Eagle West") and corporate retrocessional charges.

    Substantially the same underwriting and reserve procedures are utilized for domestic and international reinsurance operations, although local political, economic and other factors are considered in pricing models, reserving evaluations and underwriting decisions.

FEE-BASED SERVICES

    In addition to its core reinsurance business, the Company, through various subsidiaries, offers a broad array of related services. These services include investment management, risk management, underwriting management, actuarial analysis, financial analysis, claims management, data processing, due diligence consulting for mergers and acquisitions, reinsurance and insurance brokerage, and captive and risk retention group management services. Such services have generated fees from clients of $32.3 million, $41.2 million, and $46.7 million in 1998, 1997, and 1996, respectively.

INVESTMENTS

    Munich Re Capital Management ("MRCM"), an affiliated investment advisor, is primarily responsible for the management of the fixed income portion of the Company's portfolio. American Re Asset Management ("ARAM"), the Company's registered investment advisor, is responsible for the Company's equity investments, in addition to providing operational support and advisory services to the Company. The Company employs two other investment advisory firms that manage portions of the Company's investment portfolio, one of whom specializes in foreign currency-denominated investments. These firms were chosen for their extensive experience with portfolio management, and the particular requirements of American Re.

    The Company follows a conservative investment strategy that emphasizes maintaining a high-quality investment portfolio and maximizing after-tax current income. The composition of the Company's investment portfolio, on a fair value basis, for the periods ending December 31, was as follows:

                                                                              1998                   1997
                                                                      --------------------  ----------------------
                                                                       AMOUNT     PERCENT    AMOUNT      PERCENT
                                                                      ---------  ---------  ---------  -----------
Fixed maturities:
  U.S. Government and government agency bonds.......................  $   645.1        8.3% $ 1,150.6        15.0%
  Municipal bonds...................................................    2,637.0       33.8    1,763.8        23.0
  Mortgage backed securities........................................    1,218.6       15.6    1,023.5        13.3
  Domestic corporate bonds..........................................    1,585.9       20.3    1,889.3        24.6
  Foreign bonds.....................................................      789.4       10.1      817.0        10.6
  Redeemable preferred stock........................................       77.3        1.0       71.4         1.0
Equity securities...................................................      545.2        7.0      293.3         3.8
Other investments...................................................       27.9        0.4       22.9         0.3
Cash and cash equivalents...........................................      274.9        3.5      641.6         8.4
                                                                      ---------  ---------  ---------       -----
  Total fair value..................................................  $ 7,801.3      100.0% $ 7,673.4       100.0%
                                                                      ---------  ---------  ---------       -----
                                                                      ---------  ---------  ---------       -----

    The net increase in the financial statement value of investments and cash reflects underwriting results, reinvestment of investment income received, interest expense, income tax payments, and fair value adjustments on bonds and equity securities classified as available for sale. There were $6,876.0 million and $6,644.2 million of bonds carried at fair value as available for sale securities at December 31, 1998 and 1997 respectively.

    The following table reflects investment results for the three-year period indicated:

                                                      PRE-TAX NET
                                         AVERAGE      INVESTMENT     EFFECTIVE     PRE-TAX REALIZED
                                      INVESTMENTS(1)   INCOME(2)     YIELD(3)      NET CAPITAL GAINS
                                      --------------  -----------  -------------  -------------------
                                                           (DOLLARS IN MILLIONS)
Year ended December 31,
  1998..............................    $  7,737.4     $   417.5           5.4%        $    92.8
  1997..............................       7,340.4         427.5           5.8              87.7
  1996..............................       4,130.0         248.2           6.0               4.8

------------------------------

(1) Simple average of beginning-of-period and end-of-period financial statement investments and cash for applicable periods.

(2) After investment expenses, excluding net realized capital gains (losses).

(3) Net pre-tax investment income for the period divided by average investments for the same period.

    The following table indicates the composition of the Company's bond portfolio, on a fair value basis, by rating as assigned by Standard & Poor's at December 31:

                                                             1998                    1997
                                                    ----------------------  ----------------------
                                                     AMOUNT      PERCENT     AMOUNT      PERCENT
                                                    ---------  -----------  ---------  -----------

                                                                (DOLLARS IN MILLIONS)
AAA...............................................  $ 4,181.4        60.8%  $ 3,815.7        57.4%
AA................................................    1,660.5        24.2     1,598.9        24.1
A.................................................      766.5        11.1       915.3        13.8
BBB...............................................      110.7         1.6       121.0         1.8
BB and below and not rated........................      156.9         2.3       193.3         2.9
                                                    ---------       -----   ---------       -----
  Total fair value................................  $ 6,876.0       100.0%  $ 6,644.2       100.0%
                                                    ---------       -----   ---------       -----
                                                    ---------       -----   ---------       -----

    The following table indicates the composition of the Company's bond portfolio, on a fair value basis, by contractual maturity date at December 31:

                                                               1998                    1997
                                                      ----------------------  ----------------------
                                                       AMOUNT      PERCENT     AMOUNT      PERCENT
                                                      ---------  -----------  ---------  -----------

                                                                  (DOLLARS IN MILLIONS)
One year or less....................................  $   266.7         3.9%  $   433.0         6.5%
Over one year through five years....................    1,883.4        27.4     1,691.8        25.5
Over five years through ten years...................    2,645.2        38.5     2,275.7        34.3
Over ten years......................................      862.1        12.5     1,220.2        18.3
Mortgage backed securities..........................    1,218.6        17.7     1,023.5        15.4
                                                      ---------       -----   ---------       -----
  Total fair value..................................  $ 6,876.0       100.0%  $ 6,644.2       100.0%
                                                      ---------       -----   ---------       -----
                                                      ---------       -----   ---------       -----

    At December 31, 1998, American Re-Insurance held approximately $102.1 million of strategic investments, mostly in its client companies, in the form of senior debt, subordinated debt, and preferred or common securities. These client company investments allow American Re-Insurance an opportunity to integrate its various products and services, such as investment management and reinsurance brokerage, with the underwriting of reinsurance risks, adding value to these client relationships. While such investments are not a material part of the overall investment portfolio, American Re-Insurance will continue to engage in client company and other strategic investment opportunities on a selected basis.

    The Company continues to seek opportunities to enhance investment yield primarily through a high-quality, fixed maturity investment strategy, while adding common equities and various nontraditional investments. The Company also monitors investment and liability duration to ensure optimal investment performance. In addition, the Company continues to invest at a range of maturities to ensure a consistent maturity profile, thereby minimizing the need for security sales to raise liquidity levels. The modified duration of the Company's bond portfolio was estimated at 5.09 and 4.25 years at December 31, 1998, and 1997, respectively. The Company continually tracks the allocation of the bond portfolio invested in tax-advantaged securities based on tax planning considerations and their value relative to taxable investments.

RESERVES FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

    GENERAL. The reinsurance/insurance subsidiaries are required to maintain reserves to cover their estimated ultimate liability for losses and LAE with respect to reported and unreported claims incurred as of the end of each accounting period (net of estimated related salvage and subrogation claims). These reserves are estimates that involve actuarial and statistical projections of the expected cost of the ultimate settlement and administration of claims based on facts and circumstances then known, predictions of future events, estimates of future trends in claims severity and other variable factors. The inherent uncertainties of estimating loss reserves are exacerbated for reinsurers by the significant periods of time that often elapse between the occurrence of an insured loss, the reporting of the loss to the primary insurer and, ultimately, to the reinsurer, and the primary insurer's payment of that loss and subsequent indemnification by the reinsurer (the "tail"). As a consequence, actual losses and LAE paid may deviate, perhaps substantially, from estimates reflected in the reinsurance/insurance subsidiaries' reserves in their financial statements. If actual net losses and LAE paid exceed the reinsurance/insurance subsidiaries' net reserves, the Company's net income will be reduced in the year determined.

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

    In accordance with industry practice, the Company maintains incurred but not reported ("IBNR") loss reserves. Such reserves are established to provide for future case reserves and loss payments on incurred claims that have not yet been reported to an insurer or reinsurer. In calculating its IBNR reserves, the reinsurance/insurance companies use generally accepted actuarial reserving techniques that take into account quantitative loss experience data, together, where appropriate, with qualitative factors. IBNR reserves are based on loss experience and are grouped both by class of business and by accident year. IBNR reserves are also adjusted to take into account certain factors such as changes in the volume of business written, reinsurance contract terms and conditions, the type of business, claims processing and other variable factors that can be expected to affect the Company's liability for losses over time.

    CHANGES IN HISTORICAL RESERVES. The following table shows the year-end reserves from 1988 through 1998, and the subsequent changes in those reserves, presented on a combined basis for the Company, MARC, and the U.S. Branch. (See "Management's Discussion and Analysis of the Company's Results of Operation and Financial Condition--Results of Operations--Year Ended December 31, 1997, Compared with Year Ended December 31, 1996.") The following data is not accident year data, but a display of 1988 through 1998 year-end reserves and the subsequent changes in those reserves. For instance, the "Deficiency" shown in the table for each year represents the aggregate amount by which original estimates of reserves at that year-end have changed in subsequent years. Accordingly, the cumulative deficiency for a year relates only to reserves at that year-end and such amounts are not additive. For example, the initial year-end 1988 reserves have developed a $606 million deficiency through December 31, 1998.

            CHANGES IN HISTORICAL RESERVES FOR UNPAID LOSSES AND LAE FOR THE LAST TEN YEARS--GAAP BASIS AS OF DECEMBER 31, 1998

                                                                        DECEMBER 31,
                              -------------------------------------------------------------------------------------------------
                                1988       1989       1990       1991       1992       1993       1994       1995       1996
                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

                                                                    (DOLLARS IN MILLIONS)
Net liability for unpaid
  losses and LAE............  $   2,936  $   3,025  $   3,203  $   3,267  $   3,254  $   3,573  $   3,922  $   4,501  $   4,849
Paid (cumulative) as of:
One year later..............        821        634        811        864        739        889      1,076      1,124      1,295
Two years later.............      1,211      1,201      1,423      1,318      1,316      1,566      1,787      1,895      2,230
Three years later...........      1,604      1,700      1,755      1,667      1,791      2,058      2,303      2,517
Four years later............      1,995      1,949      2,004      1,985      2,137      2,421      2,744
Five years later............      2,179      2,131      2,243      2,252      2,414      2,748
Six years later.............      2,327      2,326      2,463      2,483      2,671
Seven years later...........      2,491      2,511      2,669      2,689
Eight years later...........      2,663      2,688      2,858
Nine years later............      2,824      2,866
Ten years later.............      2,998

Net liability re-estimated
  as of:
End of year.................  $   2,936  $   3,025  $   3,203  $   3,267  $   3,254  $   3,573  $   3,922  $   4,501  $   4,849
One year later..............      3,012      3,073      3,258      3,194      3,317      3,640      4,369      4,512      4,920
Two years later.............      3,055      3,113      3,183      3,224      3,363      3,986      4,397      4,610      4,863
Three years later...........      3,107      3,048      3,216      3,244      3,666      4,017      4,347      4,555
Four years later............      3,061      3,077      3,225      3,474      3,686      4,009      4,297
Five years later............      3,086      3,087      3,472      3,493      3,705      3,986
Six years later.............      3,107      3,357      3,489      3,558      3,698
Seven years later...........      3,388      3,391      3,600      3,580
Eight years later...........      3,431      3,505      3,623
Nine years later............      3,515      3,527
Ten years later.............      3,542

Deficiency..................  $    (606) $    (502) $    (420) $    (313) $    (444) $    (413) $    (375) $     (54) $     (14)


                                1997       1998
                              ---------  ---------

Net liability for unpaid
  losses and LAE............  $   5,103  $   5,065
Paid (cumulative) as of:
One year later..............      1,509
Two years later.............
Three years later...........
Four years later............
Five years later............
Six years later.............
Seven years later...........
Eight years later...........
Nine years later............
Ten years later.............
Net liability re-estimated
  as of:
End of year.................  $   5,103  $   5,065
One year later..............      5,165
Two years later.............
Three years later...........
Four years later............
Five years later............
Six years later.............
Seven years later...........
Eight years later...........
Nine years later............
Ten years later.............
Deficiency..................  $     (62)

                                                                     1994       1995       1996       1997       1998
                                                                   ---------  ---------  ---------  ---------  ---------
Gross liability--end of year.....................................  $   6,080  $   7,039  $   7,178  $   7,469  $   7,334
Reinsurance recoverables on unpaid losses........................      2,158      2,538      2,329      2,366      2,269
                                                                   ---------  ---------  ---------  ---------  ---------
Net liability--end of year.......................................      3,922      4,501      4,849      5,103      5,065

Gross re-estimated liability--latest.............................  $   6,363  $   6,888  $   7,134  $   7,517
Re-estimated reinsurance recoverables on latest unpaid losses....      2,066      2,333      2,271      2,352
                                                                   ---------  ---------  ---------  ---------
Net re-estimated liability--latest...............................      4,297      4,555      4,863      5,165

Gross cumulative redundancy (deficiency).........................  $    (283) $     151  $      44  $     (48)

    The reconciliation between statutory basis and GAAP basis reserves for each of the three years in the period ended December 31, 1998, is shown below:

              RECONCILIATION OF RESERVES FOR UNPAID LOSSES AND LAE
                       FROM STATUTORY BASIS TO GAAP BASIS

                                                                                         DECEMBER 31,
                                                                              ----------------------------------
                                                                                 1998        1997        1996
                                                                              ----------  ----------  ----------

                                                                                    (DOLLARS IN MILLIONS)
Statutory reserves..........................................................  $  5,064.7  $  5,196.1  $  3,129.5
Adjustments to GAAP basis(1)................................................         0.2       (93.3)      (27.1)
Reinsurance recoverables on unpaid losses...................................     2,269.2     2,366.5     1,775.1
                                                                              ----------  ----------  ----------
Reserves on GAAP basis......................................................     7,334.1     7,469.3     4,877.5
Merger-related adjustment...................................................          --          --     2,300.8
                                                                              ----------  ----------  ----------
Reserves (restated).........................................................  $  7,334.1  $  7,469.3  $  7,178.3
                                                                              ----------  ----------  ----------
                                                                              ----------  ----------  ----------

------------------------------

(1) Consists primarily of the application of risk transfer and retroactive accounting rules of Financial Accounting Statement No. 113 ("FAS No. 113"), "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts", and the inclusion of Princeton Eagle West loss reserves.

              RECONCILIATION OF RESERVES FOR UNPAID LOSSES AND LAE
                                  (GAAP BASIS)

                                                                                   YEAR ENDED DECEMBER 31,
                                                                              ----------------------------------
                                                                                 1998        1997        1996
                                                                              ----------  ----------  ----------

                                                                                    (DOLLARS IN MILLIONS)
Reserves at beginning of period.............................................  $  7,469.3  $  7,178.3  $  4,786.0
Reinsurance recoverables on unpaid losses...................................    (2,366.5)   (2,329.6)   (1,941.4)
                                                                              ----------  ----------  ----------

Net reserves at beginning of period.........................................     5,102.8     4,848.7     2,844.6
Net incurred related to:
  Current period............................................................     1,620.4     1,642.1     1,167.7
  Prior periods.............................................................        62.0        74.2         0.1
                                                                              ----------  ----------  ----------
Total net incurred..........................................................     1,682.4     1,716.3     1,167.8
Net paid related to:
  Current period............................................................       207.2       167.5        89.5
  Prior periods.............................................................     1,513.1     1,294.7       820.5
                                                                              ----------  ----------  ----------
Total net paid..............................................................     1,720.3     1,462.2       910.0
                                                                              ----------  ----------  ----------

Net reserves at end of period...............................................     5,064.9     5,102.8     3,102.4
  Merger-related adjustment(1)..............................................          --          --     1,746.3
                                                                              ----------  ----------  ----------
Net reserves at end of period...............................................     5,064.9     5,102.8     4,848.7

Reinsurance recoverables on unpaid losses...................................    (2,269.2)   (2,366.5)   (1,775.1)
  Merger-related adjustment(1)..............................................          --          --      (554.5)
                                                                              ----------  ----------  ----------
Reinsurance recoverables on unpaid losses...................................    (2,269.2)   (2,366.5)   (2,329.6)
                                                                              ----------  ----------  ----------

Reserves at end of year.....................................................  $  7,334.1  $  7,469.3  $  7,178.3
                                                                              ----------  ----------  ----------
                                                                              ----------  ----------  ----------

------------------------------

(1) 1996 Balance Sheet data has been restated to reflect the July 1997 Merger. See "Management's Discussion and Analysis of the Company's Results of Operation and Financial Condition--Results of Operations--Year Ended December 31, 1997 Compared with Year Ended December 31, 1996."

    ASBESTOS, ENVIRONMENTAL-RELATED AND OTHER LATENT LIABILITY CLAIMS. Since the early 1980s, American Re-Insurance's underwriting results have been adversely affected by claims developing from asbestos, environmental and other latent liabilities ("Latent Liability Exposures"). During this period, reserves established by American Re-Insurance for Latent Liability Exposures necessarily reflected the uncertainty inherent in estimating the ultimate future claim amounts arising from these types of exposures and the lack of credible actuarial methods to measure and quantify these exposures. The Company's difficulty in accurately quantifying these exposures was attributable to the need for Latent Liability Exposures to be first quantified by the insured party and then the primary insurer before the information was made available to the reinsurer.

    Travelers Property Casualty Corp. ("Travelers"), provides indemnification in the form of an Adverse Loss Agreement (the "Cover") for adverse development of losses and allocated loss adjustment expenses of $500.0 million representing an 80% pro rata share (American Re-Insurance retains the remaining 20%) of up to $625.0 million of losses in excess of $2,700.0 million incurred on or prior to December 31, 1991. At December 31, 1998, the reinsurance recoverable balance from Travelers was $266.1 million; thus there is $233.9 million of limit remaining to cover additional adverse loss development for losses incurred on or prior to December 31, 1991. The Company anticipates that any additional adverse loss development of losses incurred on or prior to December 31, 1991 would likely be related to Latent Liability Exposures, although the Cover is not limited to such types of losses.

    The Company had Latent Liability Exposure Loss Reserves, prior to cession to the Cover, at December 31, as follows:

                                                                                     1998                  1997
                                                                             --------------------  --------------------
                                                                               GROSS       NET       GROSS       NET
                                                                             ---------  ---------  ---------  ---------

                                                                                       (DOLLARS IN MILLIONS)
Asbestos...................................................................  $   399.9  $   258.5  $   457.7  $   297.1
Environmental-Related and Other Latent Liability...........................      237.3      150.1      327.9      218.6
                                                                             ---------  ---------  ---------  ---------
Total......................................................................  $   637.2  $   408.6  $   785.6  $   515.7
                                                                             ---------  ---------  ---------  ---------
                                                                             ---------  ---------  ---------  ---------

    Latent Liability Exposure loss reserves at December 31, 1998 and 1997, represent best estimates drawn from a range of possible outcomes based upon currently known facts, projected forward for additional claimants using assumptions and methodologies considered reasonable. Notwithstanding current loss reserve levels and the remaining protection under the Cover, there can be no assurance that future losses resulting from these exposures will not materially adversely affect future earnings.

    The following table presents three calendar years of development of losses and LAE reserves associated with Latent Liability Exposures, including case and IBNR reserves. The application of reinsurance recoveries to calculate net incurred and net paid losses, and the reinsurance recoverables on unpaid losses, are based on specific reinsurance contracts only, before the application of any general adverse loss retrocessional coverage for 1992 and prior years, which are not allocated to specific causative events.

                             THREE YEAR DEVELOPMENT
                              ASBESTOS LIABILITIES

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1998       1997       1996
                                                                                       ---------  ---------  ---------

                                                                                            (DOLLARS IN MILLIONS)
Gross Basis:
  Beginning net reserve balance......................................................  $   457.7  $   499.8  $   519.9
  Incurred loss and LAE..............................................................         --         --         --
  Loss and LAE paid..................................................................       57.8       42.1       65.8
                                                                                       ---------  ---------  ---------
  Ending reserve balance.............................................................      399.9      457.7      454.1
    Merger-related adjustment........................................................         --         --       45.7
                                                                                       ---------  ---------  ---------
  Ending reserve balance.............................................................  $   399.9  $   457.7  $   499.8
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
Net Basis:
  Beginning net reserve balance......................................................  $   297.1  $   326.6  $   328.5
  Incurred loss and LAE..............................................................         --         --         --
  Loss and LAE paid..................................................................       38.6       29.5       37.2
                                                                                       ---------  ---------  ---------
  Ending reserve balance.............................................................      258.5      297.1      291.3
    Merger-related adjustment........................................................         --         --       35.3
                                                                                       ---------  ---------  ---------
  Ending reserve balance.............................................................  $   258.5  $   297.1  $   326.6
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

                           ENVIRONMENTAL-RELATED AND
                            OTHER LATENT LIABILITIES

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1998       1997       1996
                                                                                       ---------  ---------  ---------

                                                                                            (DOLLARS IN MILLIONS)
Gross Basis:
  Beginning net reserve balance......................................................  $   327.9  $   391.6  $   427.2
  Incurred loss and LAE..............................................................         --         --         --
  Loss and LAE paid..................................................................       90.6       63.7       91.2
                                                                                       ---------  ---------  ---------
  Ending reserve balance.............................................................      237.3      327.9      336.0
    Merger-related adjustment........................................................         --         --       55.6
                                                                                       ---------  ---------  ---------
  Ending reserve balance.............................................................  $   237.3  $   327.9  $   391.6
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
Net Basis:
  Beginning net reserve balance......................................................  $   218.6  $   273.9  $   282.6
  Incurred loss and LAE..............................................................         --         --         --
  Loss and LAE paid..................................................................       68.5       55.3       50.7
                                                                                       ---------  ---------  ---------
  Ending reserve balance.............................................................      150.1      218.6      231.9
    Merger-related adjustment........................................................         --         --       42.0
                                                                                       ---------  ---------  ---------
  Ending reserve balance.............................................................  $   150.1  $   218.6  $   273.9
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

    In managing its business, the Company actively monitors all of its accounts, both ongoing or terminated. As a part of this activity, attempts are made to reduce its administrative and legal costs by commuting (buying out) certain accounts. Since 1985, several major commutations have been negotiated, whereby certain reinsurance contracts were terminated and American Re-Insurance was discharged from all future liability in exchange for a payment of cash to the primary insurer. Existing liabilities associated with these contracts were consequently removed from American Re-Insurance's balance sheet. The potential ultimate losses which were removed as a result of commutations attributable to potential latent exposure liabilities cannot be determined and are not included in the above development table. The Company pursues opportunities to commute contracts with potential Latent Liability Exposures to the extent feasible.

CLAIMS

    Specific claims are reviewed and monitored by the Claims Division. The Claims Division is centralized in the home office. Claims are also handled regionally by various claims personnel in certain domestic and international offices, namely Chicago, Columbus, New York, and San Francisco (domestically) and Brussels, Santiago, Sydney, and Toronto (internationally). Claims administration includes reviewing initial loss reports, monitoring claims handling activities of clients, requesting additional information where appropriate, recommending proper reinsurance case reserves and approving payment of individual claims. In addition to reviewing claims and discussing claims issues with ceding companies, the Claims Division conducts periodic reviews of both specific claims and overall claims handling procedures at the offices of client companies. The Company relies upon its ability to monitor effectively the claims handling and claims reserving practices of ceding companies in order to establish the proper reinsurance premium for reinsurance agreements and to establish proper loss reserves. See also "--Reinsurance/Insurance Underwriting."

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

    The retrocessional coverages purchased by the Company include (i) routine coverage for its property and casualty business, (ii) property and casualty clash coverage for potential accumulation of liability in its casualty business from treaties and facultative agreements covering losses arising from the same event or occurrence, (iii) catastrophe retrocessions for its property business,
(iv) quota share treaties that enhance underwriting capacity, and (v) stop loss protection (excess of loss reinsurance that indemnifies the company against losses that exceed a specific retention).

    The Company records an uncollectible reserve when it believes that it is probable that it will not be able to collect a receivable from a retrocessionaire. At December 31, 1998 the Company maintained a reserve for uncollectible reinsurance and premiums and other receivables of $79.6 million.

    The Company adheres to specified limits on the amount of exposure to single risks that it will accept and purchases retrocessions to reduce its per risk exposure. Generally, for treaty and facultative casualty, the per risk limit accepted is $10.0 million, on selected cases up to $25.0 million, with capacity to $50.0 million. For property business, the per risk limit accepted for treaty business is $10.0 million and on selected cases up to $41.0 million and for facultative business is $10.0 million and on selected cases up to $166.0 million. After retrocessions, for casualty business, $10.0 million net is retained per treaty risk, but can expand to $15.0 million on a selected basis, and up to $6.5 million net per risk for facultative. After retrocessions, and prior to co-participation, if any, for its property business, $10.0 million net is generally retained per risk for treaty and up to $10.0 million net per risk for facultative. The Company will consider expanding both its maximum per risk acceptance, and its net retentions for both property and casualty business, on a selected basis, dependent upon a specific client's needs.

    Currently, the Company maintains retrocessional coverage for property and casualty clash events for treaty and facultative business, where treaty or facultative agreements are exposed to a loss from two or more products and/or reinsureds involved in a common occurrence. For property business, losses resulting from non-perils, treaty and facultative agreements are covered in excess of $15.0 million each and every occurrence. For casualty business, treaty and facultative agreements are covered in excess of $10.0 million each and every occurrence.

    The Company purchases catastrophe retrocessions for both its treaty and facultative property business. Property catastrophe retrocessions cover the potential accumulation of all property exposures that may be involved in the same catastrophe, such as an earthquake or hurricane. Catastrophe retrocessions provide $400.0 million of coverage, for a catastrophic event in excess of $100.0 million of retained losses. The $400.0 million of retrocessional coverage is reduced by two factors: (i) a reduction of $14.0 million, due to shortfalls in the placement of the retrocessional program; and (ii) co-participation of $0.3 million by the Company, which is customary in the industry. Thus, prior to any cession to accident year stop loss covers, the Company retains $114.3 million of the first $500 million of any single catastrophe loss as well as any loss above that amount. Upon payment of additional premiums, the coverage may be reinstated for additional events.

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

    As of December 31, 1998, the reinsurance/insurance subsidiaries had in place retrocessional arrangements with approximately 785 retrocessionaires, and $2,343.1 million of accrued retrocessional recoverables on paid and unpaid losses and LAE (including IBNR). In structuring their retrocessional programs, the reinsurance/insurance subsidiaries have placements with certain retrocessionaires that result in sizable reinsurance recoverable obligations to the reinsurance/insurance subsidiaries. Certain select retrocessionaires participate in many of the reinsurance/insurance subsidiaries' retrocessional coverages including quota share, working layer excess of loss, catastrophe, and stop loss programs as well as specific cessions of assumed business. Cessions of significant amounts to a single retrocessionaire are contemplated only when excellent financial strength and/or the ability to collateralize obligations are clearly demonstrated. As of December 31, 1998, a total of $550.5 million of accrued retrocessional recoverables on paid and unpaid losses (23.5% of total retrocessional recoverables) were attributable to National Indemnity Company (which had an A.M. Best rating of "A++ (Superior)" at December 31, 1998). Except as described above, recoverable amounts attributable to any one or related groups of retrocessionaires did not in the aggregate exceed 10% of the reinsurance/insurance subsidiaries' statutory surplus.

COMPETITION

    The property and casualty reinsurance business is highly competitive. Competition with respect to the types of reinsurance in which the Company is engaged is based on many factors, including the perceived overall financial strength of the reinsurer, ratings of the reinsurer, underwriting expertise, premiums charged, contract terms and conditions, services offered, speed of claims payment, reputation and experience. The Company competes in the United States and international reinsurance markets with independent reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of primary insurance companies and underwriting syndicates from the United States and abroad, some of which have greater financial resources than the Company. The Company also competes with providers of alternative forms of risk transfer, such as investment banks which offer capital market mechanisms for primary insurers and reinsurers to transfer insurance risks directly to investors.

EMPLOYEES

    At December 31, 1998, the Company and its subsidiaries employed a total of approximately 1,532 persons. None of these employees are represented by a labor union and the Company believes that its employee relations are good.

    No employees of the Company receive commissions or similar compensation based on volume. There are no minimum volume production requirements.

REGULATORY MATTERS

    The Company is subject to regulation under the insurance statutes, including insurance holding company statutes, of various states, including Delaware, the domiciliary state of American Re-Insurance and American Alternative.

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

    AMERICAN RE-INSURANCE. The regulation and supervision to which reinsurance is subject relate primarily to licensing requirements of reinsurers, the standards of solvency that must be met and maintained, the nature of and limitations on investments, restrictions on the size of risks which may be insured, deposits of securities for the benefit of ceding companies, methods of accounting, periodic examinations of the financial condition and affairs of reinsurers, the form and content of financial statements required to be filed with state insurance regulators, and reserves for unearned premiums, losses and other purposes. In general, such regulation is for the protection of the ceding companies and ultimately, their policyholders, rather than security holders. The Company's management believes that American Re-Insurance is in material compliance with all applicable laws and regulations pertaining to its business and operations.

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

    LICENSES. American Re-Insurance is licensed to transact insurance or reinsurance business in all fifty states, the District of Columbia, Puerto Rico, Canada (including the provinces of Ontario and Quebec), Australia, Singapore and the United Kingdom. American Re-Insurance Company (Chile) S.A. is a licensed reinsurer in Chile. In addition, American Re-Insurance and/or one or more of its affiliates is licensed or registered to transact non-insurance business in Argentina, Australia, Belgium, Bermuda, Bolivia, Canada, Chile, China, Columbia, Ecuador, Egypt, Japan, Mauritius, Mexico, New Zealand, Paraguay, Peru, Singapore, South Africa, the United Kingdom, Uruguay and Venezuela.

    American Alternative is licensed to transact insurance or reinsurance business in all fifty states and the District of Columbia.

    The Company's subsidiaries also maintain necessary licenses for their reinsurance intermediary and other operations.

    INVESTMENT LIMITATIONS. The Insurance Code of Delaware contains rules governing the types and amounts of investments that are permissible for the reinsurance/insurance subsidiaries. These rules are designed to ensure the safety and liquidity of the insurer's investment portfolio.

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

    Subject to the restrictions described above, insurers generally may only invest in certain types of investments, including certain U.S., state and municipal government obligations, secured and unsecured debt instruments and preferred and common stocks of solvent U.S. and certain foreign corporations (including insurers), limited partnership interests, insured savings accounts, collaterized mortgage obligations and real estate. In addition to specifically permitted types of investments, insurers generally may make other loans or investments in an aggregate amount not exceeding a fixed percentage of their assets, provided that any such loan or investment is not expressly prohibited under the Insurance Code.

    American Re-Insurance and American Alternative are prohibited from investing in securities issued by any corporation or enterprise the controlling interest of which is, or after such investment will be, held directly or indirectly by or for the benefit of their directors or officers.

    TRIENNIAL EXAMINATIONS. The Delaware Insurance Department conducts examinations of domiciled insurers and reinsurers every three years, and may do so at such other times as are deemed advisable by the Insurance Commissioner of Delaware.

    INSURANCE REGULATORY INFORMATION SYSTEM RATIOS. The National Association of Insurance Commissioners (the "NAIC") annually calculates 12 financial ratios to assist state insurance departments in monitoring the financial condition of insurance companies. Results are compared against a "usual range" of results for each ratio, established by the NAIC. Although American Re-Insurance has not received the official IRIS test results for 1998, American Re-Insurance believes that no 1998 test results are outside of the usual range of results for each test. In 1998, American Alternative had one ratio outside of the usual range: the change in net writings ratio exceeded the ceiling ratio value of 33%; the 1998 ratio result of 101% is attributable to expanded writings as the company continues to grow.

    RISK BASED CAPITAL. The NAIC has adopted a risk based capital standard for property and casualty insurance (and reinsurance) companies. American Re-Insurance included in its 1998 annual statement filing with the Insurance Department of the State of Delaware a risk based capital adjusted surplus to policyholders of $2,278.3 million, well in excess of the authorized control level risk based capital total of $671.3 million. American Alternative included in its 1998 annual statement filing with the Insurance Department of the State of Delaware an adjusted surplus to policyholders of $109.7 million, well in excess of the authorized control level risk based capital total of $5.8 million.

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

DIVIDENDS

    Because the operations of the Company are conducted primarily through its reinsurance/insurance subsidiaries, the Company is dependent upon dividends and tax allocation payments primarily from American Re-Insurance to meet its debt and other obligations and to pay dividends in the future if the Company's Board of Directors so determines. The payment of dividends to the Company by American Re-Insurance and American Alternative is subject to limitations imposed by the Delaware Insurance Code.

    Under the Delaware Insurance Code, no Delaware insurer may pay any (i) dividend or distribution without 10 days' prior notice to the Delaware Insurance Department or (ii) "extraordinary" dividend or distribution until (a) 30 days after the Delaware Insurance Commissioner has received notice of the declaration thereof and has not within such period disapproved such payment or (b) the Delaware Insurance Commissioner has approved such payment within the 30-day period. Under the Delaware Insurance code, an "extraordinary" dividend for a property and casualty insurer is a dividend, the amount of which, when taken together with all other dividends made in the preceding twelve months, exceeds the greater of (i) 10% of an insurer's statutory surplus as of the end of the prior calendar year or (ii) the insurer's statutory net income, not including realized capital gains, for the prior calendar year. Under this definition, as of December 31, 1998 the maximum amount available for the payment of dividends by American Re-Insurance during 1999 without prior approval of regulatory authorities will be $260.8 million. There can be no assurance that these dividend restrictions will not be amended in the future or, if amended, that they will not have a material adverse effect on the Company.

LEGISLATIVE AND REGULATORY PROPOSALS

    From time to time, various regulatory and legislative changes have been proposed in the insurance and reinsurance industry, which may have an effect on reinsurers. Some states have adopted, or are considering adopting laws, regulations and administrative practices which, among other things, may limit the ability of primary insurance companies to effect premium rate increases or to cancel or not renew existing policies. Additionally, a number of states are considering insurance company liquidation procedures that may significantly increase and accelerate the payment of reinsurance obligations, or otherwise alter contractual rights of reinsurers. There can be no assurance that any of these laws or regulations will not be adopted in additional states or, if adopted, that they will not have a material adverse effect on the Company.

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

    The Company also rents office space totaling approximately 355,000 square feet in Atlanta, Boston, Burlington (VT), Chicago, Columbus (OH), Dallas, Denver, Florham Park (NJ), Hartford, Honolulu, Kansas City (KS), Los Angeles, Minneapolis, New York, Philadelphia, San Francisco, Seattle, Woodland Hills
(CA), Beijing, Bermuda, Brussels, London, Melbourne, Montreal, Singapore, Sydney, Tokyo, and Toronto.

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

ITEM 3. LEGAL PROCEEDINGS.

    In addition to claim-related litigation arising in the ordinary course of its reinsurance and insurance businesses, the Company is involved in non-claim litigation and adversarial proceedings incidental to its business principally related to insurance company insolvencies or liquidation proceedings.

    Based upon its familiarity with or review and analysis of such matters, the Company believes that none of the pending litigation matters, individually or in the aggregate, will have a material adverse effect on the consolidated financial statements of the Company. However, no assurance can be given as to the ultimate outcome of any such litigation matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    (a) There is no established public trading market for the Company's common equity securities.

    (b) 93.06% of the Company's Common Stock is owned by Munich Re and 6.94% is owned by Allianz Aktiengesellschaft ("Allianz").

    (c) It is the Company's understanding that Munich Re intends to further strengthen the capital position of the Company by allowing net income to be retained; therefore, at this time no cash dividends on the Common Stock are anticipated. The dividend capacity of the reinsurance/insurance subsidiaries is discussed in Part I, Item 1, "Business--Dividends."

ITEM 6. SELECTED FINANCIAL INFORMATION OF THE COMPANY

                                                            1998       1997       1996       1995       1994
                                                          ---------  ---------  ---------  ---------  ---------
                                                                          (DOLLARS IN MILLIONS)
OPERATING DATA:
  Net premiums written..................................  $ 2,406.8  $ 2,497.7  $ 1,902.4  $ 1,629.5  $ 1,553.3
  Net premiums earned...................................    2,418.9    2,486.1    1,796.7    1,530.9    1,461.4
  Losses and LAE (2)....................................    1,682.4    1,716.3    1,167.8    1,340.2    1,011.0
  Underwriting expenses.................................      816.4      838.4      533.5      452.4      439.3
  Underwriting gain (loss)..............................      (79.9)     (68.6)      95.4     (261.7)      11.1
  Net investment income.................................      417.5      427.5      248.2      222.6      188.7
  Net realized capital gains (losses)...................       92.8       87.7        4.8        4.7       (0.2)
  Interest expense......................................       42.2       42.8       54.1       60.7       60.0
  Income (loss) before income taxes.....................      321.5      224.3      232.6     (159.5)     120.7
  Income taxes (benefits)...............................       82.4       (3.4)      73.8      (76.6)      23.2
  Income (loss) before minority interest, distributions
    on preferred securities of subsidiary trust,
    extraordinary loss..................................      239.1      227.7      158.8      (82.9)      97.5
  Minority interest.....................................         --        6.8         --         --         --
  Distributions on preferred securities of subsidiary
    trust...............................................      (13.1)     (13.1)     (13.1)      (4.4)        --
  Income (loss) before extraordinary loss...............      226.0      221.4      145.7      (87.3)      97.5
  Extraordinary loss, net of applicable income tax
    effect..............................................         --         --      (34.0)      (0.3)        --
  Net income (loss) available to common shareholders....      226.0      221.4      111.7      (87.6)      97.5
OTHER GAAP OPERATING DATA (3):
  Loss and LAE ratio....................................       69.6%      69.0%      65.0%      87.5%      69.2%
  Underwriting expense ratio............................       33.7       33.8       29.7       29.6       30.0
                                                          ---------  ---------  ---------  ---------  ---------
  Combined ratio........................................      103.3%     102.8%      94.7%     117.1%      99.2%
STATUTORY DATA (1) (4):
  Ratio of net premiums written to surplus..............       0.87x      1.07x      1.21x      1.23x      1.26x
  Policyholders' surplus................................  $ 2,631.1  $ 2,323.4  $ 2,178.1  $ 1,892.8  $ 1,753.7
  Loss and LAE ratio....................................       68.2%      68.8%      67.5%      83.5%      75.2%
  Underwriting expense ratio............................       35.5       35.1       31.0       32.1       32.6
                                                          ---------  ---------  ---------  ---------  ---------
  Combined ratio........................................      103.7%     103.9%      98.5%     115.6%     107.8%

                                                            1998       1997       1996       1995       1994
                                                          ---------  ---------  ---------  ---------  ---------
                                                                          (DOLLARS IN MILLIONS)
BALANCE SHEET DATA (1) (AT END OF PERIOD):
  Total investments and cash............................  $ 7,801.3  $ 7,673.4  $ 7,007.3  $ 3,957.5  $ 3,308.9
  Total assets..........................................   13,544.0   13,216.9   12,114.7    7,804.8    6,677.9
  Loss and LAE reserves.................................    7,334.1    7,469.3    7,178.3    4,786.0    3,971.9
  Senior bank debt......................................       75.0       75.0       75.0       75.0      200.0
  Senior notes..........................................      498.5      498.5      498.4         --         --
  Senior subordinated debt..............................         --         --         --      450.0      450.0
  Company-obligated mandatorily redeemable preferred
    securities of subsidiary trust holding as all its
    assets Junior Subordinated Debentures...............      237.5      237.5      237.5      237.5         --
  Stockholders' equity..................................  $ 2,853.1  $ 2,586.4  $ 1,792.5  $   847.1  $   789.2

------------------------

(1) 1996 balance sheet data and statutory data for all years prior have been restated to reflect the July 1997 Merger. See "Management's Discussion and Analysis of the Company's Results of Operations and Financial Condition."

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE COMPANY'S RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

    YEAR ENDED DECEMBER 31, 1998, COMPARED WITH YEAR ENDED DECEMBER 31, 1997

    The Company's net premiums written decreased 3.6% to $2,406.8 million for the year ended December 31, 1998, from $2,497.7 million in 1997. The decrease in net premiums written was generally attributable to what the Company perceives to be depressed market conditions, increases in client retentions and the Company's declining to write business at prices it considered inadequate. As a result, the Company experienced a 12.0% decrease in treaty net premiums written to $1,588.8 million for the year ended December 31, 1998, from $1,806.0 million for the same period in 1997. The decrease in treaty premiums was primarily attributable to declines in traditional and finite risk treaty business written by DICO, which decreased 19.9% to $1,044.1 million for the year ended December 31, 1998, from $1,304.1 million for the same period in 1997. The decrease in DICO was primarily attributable to the non-renewal of and decreases in the amounts ceded to American Re-Insurance under several traditional and finite risk treaty programs, which were related in several instances to mergers of clients. In addition, the 1997 period included a rescission of a large retrocession which increased that period's net writings. The decrease in DICO was partially offset by an increase in treaty premiums written by RiskPartners (formerly known as Am-Re Managers, Inc.), of 32.2% to $127.4 million for the year ended December 31, 1998, from $96.4 million for the same period in 1997, and by the Company's International Operations, of 2.9% to $417.3 million for the year ended December 31, 1998, from $405.5 million for the same period in 1997.

    Facultative net premiums written increased 18.3% to $818.0 million for the year ended December 31, 1998, from $691.7 million for the same period in 1997. This increase is primarily attributable to increased program business from RiskPartners, which increased 74.2% to $309.1 million for the year ended December 31, 1998, from $177.4 million for the same period in 1997, and the Company's International Operations, which increase 27.2% to $35.1 million for the same period in 1997. The increases in RiskPartners and International Operations were offset by a 2.7% decrease in facultative net premiums written by DICO, to $473.8 million for the year ended December 31, 1998, from $486.7 million for the same period in 1997.

    The Company's net premiums earned decreased 2.7% to $2,418.9 million for the year ended December 31, 1998, from $2,486.1 million in 1997. The decrease in premiums earned was primarily attributable to the decrease in net premiums written, partially offset by the timing of premiums earned on business in force.

    Net losses and LAE incurred decreased 2.0% to $1,682.4 million for the year ended December 31, 1998, from $1,716.3 million in 1997. The Company attributes this decrease primarily to the reduction in net premiums earned, partially offset by an increase in catastrophe losses in 1998. The Company incurred $65.5 million of catastrophe losses during the year ended December 31, 1998. There were no significant catastrophe losses in the 1997 period.

    Underwriting expense, consisting of commission expense plus operating expense, decreased 2.6% to $816.4 million for the year ended December 31, 1998, from $838.4 million in 1997. This decrease included a 6.3% decrease in commission expense to $584.3 million for the year ended December 31, 1998 from $623.5 million in 1997. This decrease was partially due to the decrease in premiums earned during the year ended December 31, 1998, in addition to the non-renewal or decreases of several large domestic quota share treaties in the 1998 period with high commission ratios. Operating expenses increased 8.0% to $232.1 million for the year ended December 31, 1998 from $214.9 million in 1997. This increase is primarily the result of increased overhead costs, including expenditures for technological and process improvements.

    The Company experienced an underwriting loss (net premiums earned minus losses and LAE incurred and underwriting expenses) of $79.9 million for the year ended December 31, 1998, compared to an underwriting loss of $68.6 million in 1997. The Company's loss ratio increased to 69.6% for the year ended December 31, 1998 from 69.0% in 1997, while the underwriting expense ratio decreased to 33.7% in 1998 from 33.8% in 1997. The combined ratio for the year ended December 31, 1998, increased to 103.3% from 102.8% in 1997.

    Pre-tax net investment income decreased 2.3% to $417.5 million for the year ended December 31, 1998, from $427.5 million in 1997. This decrease was primarily attributable to repositioning the Company's investment portfolio into tax-exempt securities, in addition to overall lower interest rates in the 1998 period, as compared to the 1997 period. The Company's after-tax net investment income increased 1.4% to $305.3 million for the year ended December 31, 1998, from $301.2 million in 1997.

    The Company realized net capital gains of $92.8 million for the year ended December 31, 1998, compared to net capital gains of $87.7 million in 1997. This increase was primarily due to the Company's investment strategy, which included sales of taxable investments, as the Company repositioned its investment portfolio to include a larger portion of tax-exempt securities. The 1998 period included net capital gains of $103.0 million on the sale of bonds and $5.0 million on the sale of common stock, offset by a $15.7 million write-down of common stock and other invested asset holdings, as the decline in fair value of these securities is considered to be other than temporary. The 1997 period included capital gains of $67.9 million on the sale of common stocks and $26.2 million on the sale of bonds. The net gains realized in the 1997 period were based on investment management and tax planning considerations.

    Other income decreased 23.7% to $31.8 million for the year ended December 31, 1998, from $41.7 million in 1997. The decrease was primarily attributable to a decrease in fee subsidiary revenue of $8.8 million. Other expenses decreased to $98.5 million for the year ended December 31, 1998 from $221.2 million in 1997. This decrease was primarily attributable to the inclusion of one-time charges of $124.3 million, primarily related to the Merger, in the 1997 period.

    Income before income taxes, minority interest, distributions on preferred securities of subsidiary trust and extraordinary loss increased 43.3% to $321.5 million for the year ended December 31, 1998, compared to $224.3 million in 1997.

    Federal and foreign income tax expense was $82.4 million for the year ended December 31, 1998, compared to a tax benefit of $3.4 million in 1997. The increase in Federal and foreign taxes was primarily attributable to higher pre-tax income in the 1998 period, in addition to the recognition of $62.1 million of income tax benefits in 1997, representing net operating loss carry-forwards and the reversal of a deferred federal income tax asset valuation allowance associated with the U.S. Branch's reserve discount in the 1997 period, which reduced the corresponding federal income tax expense.

    The Company recognized an after-tax charge of $13.1 million for each of the years ended December 31, 1998 and 1997, representing the Company's minority interest in the earnings of American Re Capital, a single-purpose wholly owned subsidiary trust. The charge is due to the distributions incurred by American Re Capital on the Cumulative Quarterly Income Preferred Securities ("QUIPS").

    Net income to common stockholders was $226.0 million for the year ended December 31, 1998 compared to net income of $221.4 million in 1997.

    YEAR ENDED DECEMBER 31, 1997, COMPARED WITH YEAR ENDED DECEMBER 31, 1996

    On July 1, 1997, American Re and Munich Re completed the Merger. Prior to this transaction, MARC was owned 27.5% by Munich Re, 22.5% by the U.S. Branch, 40% by Allianz, and 10% by VICTORIA Versicherung AG ("VICTORIA"). This transaction was effected by exchanging 100% of the common shares of MARC for newly issued shares of the Company. On July 2, 1997, the U.S. Branch exchanged its newly acquired shares of the Company with Munich Re for cash in the amount of $85.0 million. This amount approximated the statutory accounting value of the U.S. Branch's ownership in MARC at the time of the Merger. On July 3, 1997, Munich Re contributed the insurance-related assets and liabilities of the U.S. Branch to American Re-Insurance in exchange for additional shares of the Company.

    The exchange of MARC shares for American Re shares by Allianz and VICTORIA (totaling 50% of MARC's ownership) was accounted for using the purchase method for business combinations. The exchange of MARC shares for the Company's shares by Munich (the remaining 50% of MARC's ownership) was accounted for as an "as-if-pooling of interests" business combination between parties under common control of the same parent company, Munich Re. The exchange of the insurance assets and liabilities of the U.S. Branch for the Company's shares was also accounted for as an "as-if-pooling of interests" business combination between parties under common control. Common control for American Re, MARC and the U.S. Branch was considered effective at December 31, 1996. As such, the Company's December 31, 1996, balance sheet and related footnote disclosures as originally filed in its 1996 Form 10-K have been restated to reflect a 50% ownership by Munich Re of MARC, a 50% minority interest in the ownership of MARC by Allianz and VICTORIA, and a 100% ownership of the U.S. Branch.

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

                                                                           ACTUAL     PRO FORMA
                                                                            1997        1996            VARIANCE
                                                                          ---------  -----------  --------------------
Revenue:
  Premiums written......................................................  $ 2,497.7   $ 2,621.2   $  (123.5)      (4.7)%
  Change in unearned premium reserve....................................      (11.6)     (127.1 )     115.5      (90.9)
                                                                          ---------  -----------  ---------  ---------
    Premiums earned.....................................................    2,486.1     2,494.1        (8.0)      (0.3)
  Net investment income.................................................      427.5       392.2        35.3        9.0
  Net realized capital gains............................................       87.7        27.8        59.9        N/M
  Other income..........................................................       41.7        47.9        (6.2)     (12.9)
                                                                          ---------  -----------  ---------  ---------
    Total revenue.......................................................    3,043.0     2,962.0        81.0        2.7
                                                                          ---------  -----------  ---------  ---------
Losses and expenses:
  Losses and loss adjustment expenses...................................    1,716.3     1,675.1        41.2        2.5
  Commission expense....................................................      623.5       565.7        57.8       10.2
  Operating expense.....................................................      214.9       182.4        32.5       17.8
  Interest expense......................................................       42.8        54.1       (11.3)     (20.9)
  Other expense.........................................................      221.2       113.8       107.4       94.4
                                                                          ---------  -----------  ---------  ---------
    Total losses and expenses...........................................    2,818.7     2,591.1       227.6        8.8
                                                                          ---------  -----------  ---------  ---------
    Income before income taxes, minority interest, distributions on
      preferred securities of subsidiary trust and extraordinary loss...  $   224.3  $    370.9   $  (146.6)     (39.5)%
                                                                          ---------  -----------  ---------  ---------
                                                                          ---------  -----------  ---------  ---------

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

    The decrease in facultative premiums was attributable to decreases of $107.0 million or 18.0% in DICO, $11.2 million or 5.9% in RiskPartners, and $10.8 million or 28.1% in the Company's International Operations. These decreases generally were the result of what the Company perceives to be deteriorating market conditions in the facultative market in the 1997 period, which include depressed reinsurance prices and premiums, lower renewal retention ratios on existing business, increased net retentions by primary companies, and new entrants into the facultative market.

    The increase in treaty net premiums written for the year ended December 31, 1997, from the same period in 1996 on a pro forma basis, was primarily attributable to an increase in DICO of $46.4 million or 3.7% offset by decreases in International Operations of $37.8 million or 8.5%, and RiskPartners of $3.1 million or 3.1%. The slight growth in treaty premiums also was attributable to what the Company perceives as deteriorating market conditions, which include decreased pricing on the primary insurance company level, primary companies increasing net retentions on excess of loss business as a result of surplus growth, and conversion of certain reinsurance programs from a pro rata to an excess of loss basis, which generally result in a reduction of reinsurance premiums. The decrease in International Operations' net premium written was primarily due to the assumption or renewal of certain aviation treaties by Munich Re in 1997 period, which were previously written through MARC and the U.S. Branch in the 1996 period, in addition to the effect of foreign exchange translations from other currencies into the strengthening U.S. dollar.

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

    The Company experienced an underwriting loss (net premiums earned minus losses and LAE incurred and underwriting expenses) of $68.6 million for the year ended December 31, 1997, compared to an underwriting gain of $95.4 million in 1996. On a pro forma, the Company experienced an underwriting gain of $71.0 million in 1996. The Company's loss ratio increased to 69.0% for the year ended December 31, 1997 from 67.2% on a pro forma basis in 1996, while the underwriting expense ratio increased to 33.8% in 1997 from 30.0% on a pro forma basis in 1996. The combined ratio for the year ended December 31, 1997, increased to 102.8% from 97.2% on a pro forma basis in 1996.

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

    In 1996, the Company recognized an extraordinary loss of $34.0 million after-tax, resulting from the in-substance defeasance of the senior subordinated debentures. This amount represents the write-off of the remaining unamortized financing fees from the subordinated debentures, interest payable through the redemption date of September 19, 1997, and a call premium of 4.75% of the redemption price. There was no comparable charge for the Company in 1997.

    Net income to common stockholders was $221.4 million for the year ended December 31, 1997, compared to net income of $111.7 million in 1996.

FINANCIAL CONDITION

    The Company is a holding company, the principal subsidiary of which is American Re-Insurance. Based on statutory net premiums written of $2,276.2 million in 1998, American Re-Insurance ranked as the third largest property and casualty reinsurer in the U.S., according to Reinsurance Association of America statistics. The Company had total assets of $13,544.0 million and stockholders' equity of $2,853.1 million at December 31, 1998.

    Total consolidated assets increased by 2.5% to $13,544.0 million at December 1998, from $13,216.9 million at December 31, 1997. This increase was primarily due to an increase in premiums due and other receivables of $231.9 million and cash and investments of $127.9 million.

    The total financial statement value of investments and cash increased to $7,801.3 million at December 31, 1998, from $7,673.4 million at December 31, 1997, primarily due to cash flows from operating activities, and an increase in the fair value of investments held. The financial statement value of the investment portfolio at December 31, 1998, included a net increase from amortized cost to fair value of $244.5 million for debt and equity investments, compared to a net increase of $181.5 million at December 31, 1997. At December 31, 1998, the Company recognized a cumulative unrealized gain of $158.9 million due to the net adjustment to fair value on debt and equity investments, after applicable income tax effects, which was reflected as a separate component of accumulated other comprehensive income. This represents a net increase to stockholders' equity of $40.9 million from the cumulative unrealized gain on debt and equity securities of $118.0 million recognized at December 31, 1997.

    Total consolidated liabilities increased by 0.6% to $10,453.4 million at December 31, 1998, from $10,393.0 million at December 31, 1997. This increase was primarily due to increases in loss balances payable of $197.6 million, offset by decreases in loss and loss adjustment expense reserves of $135.2 million.

    Common stockholders' equity increased 10.3% to $2,853.1 million at December 31, 1998, from $2,586.4 million at December 31, 1997. This increase was primarily attributable to net income of $226.0 million for the year ended December 31, 1998, and recognized net market appreciation of $40.7 million in accumulated other comprehensive income, after applicable income tax effect.

    The Company's reinsurance/insurance subsidiaries' statutory surplus increased to $2,631.1 million at December 31, 1998, from $2,323.4 million at December 31, 1997. Operating leverage, as measured by such subsidiaries' premiums-to-surplus ratio, on an annualized basis was 0.87 to 1 and 1.07 to 1 at December 31, 1998, and December 31, 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    As a holding company, the Company is dependent on dividends and tax allocation payments, primarily from American Re-Insurance, to meet its short- and long-term liquidity requirements, including its debt service obligations. It is the Company's understanding that it is Munich Re's intention to further strengthen the capital position of the Company by allowing net income to be retained; therefore, at this time, no cash dividends on the Company's common stock are anticipated.

    The Company is required to apply a portion of its operating cash flow to the servicing and repayment of its debt obligations expected to total approximately $62.0 million in 1999. The payment of dividends to the Company by American Re-Insurance is subject to limitations imposed by the Delaware Insurance Code. Based upon these restrictions and 1998 operating results, the maximum amount available for payment of dividends to the Company by American Re-Insurance in 1999 without approval of regulatory authorities is estimated to be $260.8 million.

    The Company's cash flow from operations may be influenced by a variety of factors, including cyclical changes in the property and casualty reinsurance market, insurance regulatory initiatives, and changes in general economic conditions. Liquidity requirements are met on both a short- and long-term basis by funds provided by operations and from the maturity and sale of investments. Cash provided by operations primarily consists of premiums collected, investment income, and reinsurance recoverable balances collected, less paid claims, retrocession payments, underwriting and interest expenses, QUIPS distributions, and income tax payments. Cash flows provided by operations for the Company were $202.7 million for 1998, $366.1 million for 1997, and $365.9 million in 1996.
The decrease in the 1998 period is attributable to several factors, including the Company's lower level of premium writings in the soft insurance market, a higher level of paid losses from its book of proportional business, and payments related to catastrophe losses.

    Total cash proceeds in 1998 from sales of investments were $6,164.8 million compared to $4,268.5 million in 1997 and $1,203.5 million in 1996. Much of the increased activity in 1998 was due to the Company's investment strategy to continue to restructure the overall investment portfolio into tax-exempt securities and increase common equity holdings. Much of the increased activity in 1997 was due to the Merger, as the investment portfolio was significantly larger than prior years, in addition to a portfolio restructure, based on new investment managers' decisions and a redeployment into tax-exempt securities. Cash and cash equivalents were $274.9 million, $641.6 million, and $553.1 million, at December 31, 1998, 1997, and 1996, respectively. Cash and short-term investments are maintained for liquidity purposes and represented 3.5%, 8.4% and 7.9%, respectively, of total financial statement investments and cash on such dates.

    American Re has a $150 million unsecured bank credit agreement with Bank of America, N.A. At December 31, 1998, $75 million remained available under the bank credit agreement.

CREDIT RATINGS

    In October 1998, A.M. Best affirmed its rating of American Re-Insurance of "A++ (Superior)", the highest of A.M. Best's 15 qualitative ratings. "A++ (Superior)" is assigned by A.M. Best to those companies which, in its opinion, have demonstrated superior overall performance when compared to the standards established by A.M. Best and have demonstrated a very strong, ability to meet their policyholder and other contractual obligations over a long period of time. According to A.M. Best, the objectives of its rating system are to evaluate the factors affecting overall performance of an insurance or reinsurance company and to provide A.M. Best's opinion of the company's relative financial strength and ability to meet its obligation to policyholders currently and in the future.

    In February 1999, Standard & Poor's Corporation ("S&P") affirmed American Re-Insurance's claims paying ability rating of "AAA," which is the highest of S&P's ratings. A rating of "AAA" is assigned by S&P to those companies which, in its opinion, have superior financial security on an absolute and relative basis and their capacity to meet policyholder obligations is overwhelming under a variety of economic and underwriting conditions.

    In April 1998, Moody's Investors Service ("Moody's") affirmed American Re-Insurance's financial strength rating of "Aaa," which is the highest of Moody's 19 qualitative ratings. A rating of "Aaa" is assigned by Moody's to those companies which, in Moody's opinion, offer exceptional financial security.

    There can be no assurance that American Re-Insurance will continue to be rated "A++ (Superior)" by A.M. Best, "AAA" by S&P, or "Aaa" by Moody's.

THE YEAR 2000 PROBLEM

    IMPACT OF THE YEAR 2000 PROBLEM. The "Year 2000 problem" refers to the potential failure of computer software and embedded computer chips to properly recognize the year 2000 and later dates, because such dates are represented only by the last two digits of the year and may be interpreted during computer operations as preceded by 19 rather than 20. The Company has been aware of the Year 2000 problem for several years and has assigned a team of dedicated in-house information technology staff, working with retained consultants and designated representatives from each of the Company's major business areas, to review all critical systems for their Year 2000 compliance and to correct all problems identified.

    THE COMPANY'S STATE OF READINESS. Some of the Company's Year 2000 problems have been eliminated in the ordinary course of ongoing upgrades to the Company's technology platforms. However, in order to address the remainder of the Company's Year 2000 non-compliant systems (e.g. certain mainframe systems, old software applications, and some facilities equipment), in 1997 management initiated a Year 2000 Compliance Program consisting of 5 phases: Phase 1--Planning, which consisted of defining the project scope, organizing a project team, developing a detailed project plan and obtaining management approval; Phase II--Inventory/Impact Analysis, which consisted of inventorying all of the Company's technology as well as non-technology-based systems and equipment containing embedded chips, determining whether there exists a potential Year 2000 problem, and analyzing the impact on the Company of such problem, and which resulted in the creation of a Year 2000 database including all products and services that need to be evaluated for Year 2000 compliance; Phase III--Renovation, which consists of repairing or replacing critical items that are not Year 2000 compliant; Phase IV--Vendor Compliance, pursuant to which, among other things, the Company is seeking representations from vendors that their products are

Year 2000 compliant or modifications to make such products Year 2000 compliant and has retained research consultants to independently verify vendors' Year 2000 compliance; and Phase V--Enterprise Wide Testing and Compliance Certification, which consists of performing a final integrated testing of the corrected business operations and underlying technical infrastructure in a controlled environment. The Company completed Phase I in January 1998 and Phase II in May 1998. The Company is currently in the final stages of Phases III, IV and V, which are expected to be completed by July 1999.

    RISKS ASSOCIATED WITH YEAR 2000 ISSUES. The major business risks of a Year 2000 failure facing the Company are (i) the inability of the Company to maintain critical business operations dependent on technology or the loss of facilities infrastructure such as telephone communications, with the potential for lost revenue and profits due to business disruptions, (ii) the direct costs associated with restoring operations after disruption, (iii) the loss of competitive market position due to a significant disruption of long duration, and (iv) potential legal liabilities of the Company to third parties who may claim dependence on, or to have been harmed by the failure of, the Company's systems and operations. After Phases III, IV and V are completed, the Company believes its systems will be no more likely to suffer disruptions from the Year 2000 problem than from any other type of hardware or software failures that can occur from time to time with many complex systems. The Company has backup systems for power, certain facilities infrastructure, and computer systems and has response procedures in place with vendors in the event of such "ordinary" failures. Unlike other businesses such as banking or computer based, transaction intensive retail operations, in the worst case scenario, the Company could briefly cease computer-related business operations without significant legal, regulatory, or financial impact. As a result, the Company has no additional contingency plan specific to potential Year 2000 failures after the renovation and compliance testing phases are completed. The Company will continue to monitor the progress of its Year 2000 compliance effort and will continue to review the adequacy of its response mechanisms for systems failures with respect to the Year 2000 problem. The Company is prepared to implement a Year 2000 specific contingency plan should any phase of this Year 2000 compliance effort fall materially behind schedule.

    In addition to the risks and costs associated with its internal systems and third party vendors, the Company continues to evaluate its underwriting risk arising from potential losses associated with Year 2000 failures. Due to a significant number of variables associated with the extent and severity of the Year 2000 problem, the Company's underwriting risk arising from potential Year 2000 losses cannot be quantified. These variables include actual pervasiveness and severity of Year 2000 system flaws, the amount of costs and expenses directly attributable to Year 2000 failures, the portion of such amount, if any, that constitutes insurable losses, and the extent of governmental intervention. Moreover, standard insurance and reinsurance contracts neither explicitly include nor explicitly exclude coverage for Year 2000 failures. As a result, some Year 2000 related losses may or may not be determined to be covered under standard insurance and reinsurance contracts, depending upon the specific contract language, the applicable case law, and the facts and circumstances of each loss. The Company is proactively seeking to minimize its potential Year 2000 underwriting exposures by (1) assisting clients in evaluation of their potential Year 2000 exposure, (2) performing an underwriting evaluation of each individual client's potential Year 2000 exposure, (3) structuring reinsurance and insurance contract language where possible to mitigate potential exposure;
(4) recommending computer systems and technical support as appropriate, and (5) providing a combination of financial protection and risk management solutions. However, the Company cannot be certain that these steps will adequately minimize its Year 2000 underwriting exposures, and given the possible magnitude of the Year 2000 problem, the Company may incur a significant amount of Year 2000 related losses, including litigation expenses, and such losses may have a material adverse impact on the Company's business, operations or financial condition. The Company believes it is taking reasonable and appropriate measures in the course of its business operations and client relationships to avoid or mitigate such Year 2000 related liability exposure.

    COSTS ASSOCIATED WITH YEAR 2000 ISSUES. Year 2000 specific expenditures for 1998, not including in-house resources, were approximately $5.1 million. These expenses were paid out of working capital and were in line with budgeted projections. The Company has budgeted $4.5 million in additional expenses in connection with the Company's Year 2000 compliance effort in 1999. It is anticipated that the total Year 2000 compliance expenditures will not have a material adverse effect on the Company's business, operations or financial condition.

SAFE HARBOR DISCLOSURE

    The Company has made certain statements herein that may be deemed to be "forward-looking statements" that relate to, among other things, its operations, economic performance and financial condition, including, in particular the likelihood of the Company's success in developing and expanding its business and the Company's readiness to handle issues related to Year 2000 and risks related thereto. These statements are based upon a number of assumptions and estimates which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of the Company, and reflect future business decisions which are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company's results. Such statements may include, but are not limited to, projections of premium revenue, investment income, other revenue, losses, expenses, earnings, cash flows, plans for future operations, common stockholders' equity, investments, capital plans, dividends, plans relating to products or services of American Re, and estimates concerning the effects of litigation or other disputes. Such statements may also include, but are not limited to, projections relating to the Company's ability to complete the various phases of its Year 2000 Compliance Plan in a timely manner; the ability of third party vendors and client companies to eliminate or minimize their Year 2000 exposures and the accuracy of their representations and warranties to the Company; the Company's ability to minimize any possible Year 2000 underwriting losses and the effects of Year 2000 reinsurance claims, litigation or other disputes, as well as assumptions for any of the foregoing and are generally expressed with words such as "believes," "estimates," "expects," "anticipates," "plans," "projects," "forecasts," "goals," "could have," "may have" and similar expressions.

MARKET AND INTEREST RATE RISK

    The Company is subject to market risk arising from the potential change in the value of its various financial instruments. The major components of market risk affecting the Company are interest rates, foreign currency exchange rates and equity risk.

    The Company had both fixed and variable (primarily mortgage backed securities and collateralized mortgage obligations) income investments with a value of $6,953.3 million at December 31, 1998 that are subject to changes in value due to changes in market interest rates. The Company also has debt obligations outstanding, which are the Senior Bank Debt of $75.0 million, Senior Notes of $498.5 million, and QUIPS of $237.5 million. The Senior Bank Debt is a variable rate loan, while the Senior Notes and QUIPS are fixed rate instruments.

    The Company has exposure to movements in various currencies around the world, particularly the Belgian Franc and the Australian dollar. Changes in currency exchange rates primarily affect the international components of the Company's balance sheet, income statement, and statement of cash flows. This exposure is substantially mitigated because the Company's losses incurred and loss reserves are generally denominated in the same currency as premiums and invested amounts. At December 31, 1998, the Company had no material currency rate exposure.

    In addition to interest rate and foreign exchange risk, the Company's common equity portfolio, aggregately $545.2 million at December 31, 1998, is subject to changes in value based on changes in equity prices. To hedge a portion of its exposure to movements in its equity prices, the Company entered into options contracts with a notional value of $18.5 million at December 31, 1998. A change in the fair value of the Company's equity portfolio would affect the calculation of the Company's other comprehensive income in its financial statements.

    The Company has recently established American Re Capital Markets, Inc. to provide its clients with integrated solutions for mitigating risk in the financial markets. Currently, American Re Capital Markets is principally engaged in transactions in the weather derivative market, which exposes the Company to movement in weather related indexes. As of December 31, 1998, the Company was a party to 59 contracts with a notional value of $110.8 million. At December 31, 1998, the maximum payment amount of these contracts was $61.3 million, and the maximum receivable amount was $60.7 million.

    SENSITIVITY ANALYSIS OF MARKET RISK. Interest rate sensitivity analysis is used to measure the Company's interest rate price risk by computing estimated changes in fair value of fixed and variable rate assets and liabilities in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 200 basis point increase or decrease in market interest rates. The following table presents the Company's projected change in fair value of the Company's financial instruments at December 31, 1998 based on the assumptions indicated. All market sensitive instruments reflected in this table are available for sale. The Company has no significant trading securities.

    The calculation of fair value is based on the net present value of estimated discounted cash flows expected over the life of the market rate sensitive instruments, using market prepayment assumptions and market rates of interest provided by independent broker quotations and other public sources as of December 31, 1998, with adjustments made to reflect the shift in the Treasury yield curve as appropriate.

                                                                       FAIR VALUE OF
                                                                           TOTAL
                                                                        INVESTMENTS,                   PERCENTAGE
                                                                         EXCLUDING      HYPOTHETICAL  HYPOTHETICAL
PERCENT CHANGE IN INTEREST RATES                                      COMMON EQUITIES      CHANGE        CHANGE
--------------------------------------------------------------------  ----------------  ------------  -------------
                                                                                  (DOLLARS IN MILLIONS)
200 basis point rise................................................     $  6,570.8      $   (685.3)         (9.4)%
100 basis point rise................................................         6,909.3         (346.8 )        (4.8  )
Base Scenario.......................................................         7,256.1             --            --
100 basis point decline.............................................         7,612.3          356.2           4.9
200 basis point decline.............................................         7,991.8          735.7          10.1

                                                                       FAIR VALUE OF
                                                                        SENIOR BANK                    PERCENTAGE
                                                                        DEBT, SENIOR    HYPOTHETICAL  HYPOTHETICAL
PERCENT CHANGE IN INTEREST RATES                                      NOTES AND QUIPS      CHANGE        CHANGE
--------------------------------------------------------------------  ----------------  ------------  -------------
                                                                                  (DOLLARS IN MILLIONS)
200 basis point rise................................................     $    750.2      $   (139.5)        (15.7)%
100 basis point rise................................................           816.9          (72.8 )        (8.2  )
Base Scenario.......................................................           889.7             --            --
100 basis point decline.............................................           973.7           84.0           9.4
200 basis point decline.............................................         1,075.0          185.3          20.8

    The preceding tables indicate that at December 31, 1998, in the event of a sudden and sustained increase in prevailing market interest rates, the fair value of the Company's investment and debt instruments would be expected to decrease, and that in the event of a sudden and sustained decrease in prevailing market interest rates, the fair value of the Company's fixed maturity investments and debt instruments would be expected to increase. A change in fair value in the Company's fixed maturity investments would affect the calculation of the Company's other comprehensive income in its financial statements. A change in fair value in the Company's debt instruments would affect the Company's ability to redeem these instruments, especially the Senior Notes, which has a redemption feature that is based on the yield to maturity of the equivalent U.S. Treasury security, plus 15 basis points.

    LIMITATIONS OF SENSITIVITY ANALYSIS. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayments, and should not be relied on as indicative of future results.

    Certain shortcomings are inherent in the method of analysis presented in the computation of the fair value of fixed rate instruments. Actual values may differ from those projections presented should market conditions vary from assumptions used in the calculation of the fair value. In the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in the calculation of fair value. Finally, the desire of many borrowers to repay their fixed-rate mortgage loans may decrease in the event of interest rate increases.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Reference is made to the items included in Item 14(a) of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS

    DR. JUR. CLAUS HELBIG, age 57, became a Director of the Company on November 25, 1996. Dr. Helbig has been a Member of the Board of Management of Munich Re since 1993. Dr. Helbig is also currently Vice Chairman of the Board of Directors of Allgemeine Kreditversicherung AG, Mainz, Germany and a Member of the Board of Directors of each of Deutsche Gesellschaft fuer Fondsverwaltung (DEGEF) Frankfurt, Germany (Deutsche Bank Group); and Karlsruher Rendite, Karlsruhe. From 1989 to 1992 Dr. Helbig was a member of the Board of Directors of each of Westdeutsche Landesbank (Austria) AG, Vienna, Austria; Westdeutsche Landesbank International S.A., Luxembourg; Banque Franco Allemande S.A., Paris, France; and a Member of the Board of Management of Suedwestdeutsche Landesbank.

    EDWARD J. NOONAN, age 40, became President, Chief Executive Officer and a Director of the Company and Chairman, President and Chief Executive Officer of American Re-Insurance on March 14, 1997. From February 5, 1997 to March 14, 1997, Mr. Noonan was Executive Vice President of the Company and American Re-Insurance. From September 1994 to March 14, 1997, Mr. Noonan was President of DICO. Mr. Noonan has also been a Director of American Re-Insurance since September 1992. Mr. Noonan was a Senior Vice President of American Re-Insurance from July 1991 to February 1997. From April 1990 to July 1991, Mr. Noonan was Senior Vice President, Treaty Division. From May 1987 to April 1990, he was Vice President, Treaty Division of American Re-Insurance and from October 1983 through December 1987 he was a Vice President of American Re-Insurance.

    DR. JUR. HANS-JURGEN SCHINZLER, age 57, became a Director of the Company on November 25, 1996 and Chairman of the Company on March 14, 1997. Dr. Schinzler has been Chairman of the Board of Management of Munich Re since 1993. From 1981 to 1993 Dr. Schinzler was a Member of the Board of Management of Munich Re. Dr. Schinzler currently holds positions on the Supervisory Boards of various subsidiaries within the Munich Re holding company system. Dr. Schinzler is also Deputy Chairman of the Supervisory Board of Allianz Versicherungs-Aktiengesellschaft, Munich; a Member of the Supervisory Board of each of D.A.S., Munich; Degussa Aktiengesellschaft, Frankfurt; Dresdner Bank Aktiengesellschaft, Frankfurt; Hoechst Aktiengesellschaft, Frankfurt; and MAN Aktiengesellschaft, Munich. Dr. Schinzler is a Member of the Board of Directors of Allianz of America Inc., Delaware and Dresdner Securities (USA) Inc., New York.

    KARL WITTMANN, age 54, became a Director of the Company on December 31, 1998. Mr. Wittmann has been a Member of the Board of Management of Munich Re since January 1, 1998 responsible for Asia and Australasia, United Kingdom and Ireland and from January 1, 1999 for North America. From 1985 to 1995 Mr. Wittmann was a Member of the Executive Management, Fire Treaty Underwriting, Munich Re. From 1995 to 1997 he was a Member of the Executive Management, Head of Operational Division Asia and Australasia, Munich Re. Mr. Wittmann is currently Chairman of Munichre General Services Ltd., London; Munichre Life Services Ltd., London; Munichre Services Ltd., London; The Great Lakes Reinsurance (UK) Plc., London; a Director of Munich Re Holding Co. (UK) Ltd., London; Munich Holdings of Australia Pty., Ltd., Sydney; Munich Management Pty. Ltd., Sydney; Munich Management Pte. Ltd., Singapore; Munich Reinsurance Company of Australasia Ltd., Sydney; Munichre Service Ltd., Hong Kong; International Insurance Society, Inc. (IIS), New York; Temple Insurance Company, Toronto; Munich Reinsurance Company of Canada, Toronto; Munich Life Management Corp. Ltd., Toronto; Munich American Reassurance Company, Atlanta; and Munich Canada Management Corp., Toronto.

EXECUTIVE OFFICERS

    In addition to Mr. Noonan, the executive officers of the Company are as follows:

    MAHMOUD M. ABDALLAH, age 50, became an Executive Vice President of the Company and American Re-Insurance on February 5, 1997. Mr. Abdallah has also been Chairman and CEO of AM-RE Global Services, Inc. since July 20, 1998. Additionally, Mr. Abdallah is President, International Operations for American Re-Insurance and AM-RE Brokers, which positions he assumed in September 1994. Mr. Abdallah has been a Director of American Re-Insurance since September 1992. From May 1989 to September 1994, he was Senior Vice President of American Re-Insurance. Prior to that, he was Vice President, responsible for International Operations from July 1987 to May 1989. Mr. Abdallah also serves on the Board of U.S. International Insurance Council (IIC).

    ALBERT J. BEER, age 48, is Executive Vice President of the Company and President of RiskPartners. Mr. Beer assumed the position of Executive Vice President on March 14, 1997 and became President of RiskPartners on December 5, 1997. Prior to that, Mr. Beer was President of DICO from March 14, 1997 to December 5, 1997. From December 1992 to March 1997, Mr. Beer was Senior Vice President--Branch Operations of American Re-Insurance. Mr. Beer has been a Director of American Re-Insurance since December 1992. From April 1989 to December 1992, he was Chief Actuary for Skandia America. Prior to that, Mr. Beer was with Tillinghast & Co. (professional actuaries) from November 1984 to April 1989, most recently as a principal.

    ROBERT K. BURGESS, age 50, is Executive Vice President, General Counsel and Secretary of the Company and American Re-Insurance. He became Executive Vice President on February 5, 1997, having served as Senior Vice President, General Counsel and Secretary of both companies from April 1, 1995. Mr. Burgess has been a Director of American Re-Insurance since May 1995. Prior to April 1995, Mr. Burgess was a partner in the law firm of Latham & Watkins from 1981 and an associate prior thereto.

    GREGORY T. DOYLE, age 38, became Executive Vice President of the Company and a Director, Executive Vice President and President of DICO on December 5, 1997. From February 5, 1997 to December 1997, Mr. Doyle was Senior Vice President of American Re-Insurance and Senior Vice President of DICO. From December 1994 to February 1997, Mr. Doyle was Eastern Region Vice President of American Re-Insurance. From March 26, 1990 to December 1994, he was Account Management Vice President. Mr. Doyle was Assistant Vice President of Account Management, New York since August 1, 1988. Prior to that, he was Director of Account Management. Mr. Doyle joined American Re-Insurance in December 1985 as a Production Assistant in the Treaty Production Department in New York.

    GEORGE T. O'SHAUGHNESSY, JR., age 43, has been Executive Vice President Chief Financial and Accounting Officer of American Re Corporation and American Re-Insurance since April 1998. Prior thereto he was Senior Vice President, Chief Financial and Accounting Officer and Controller of the Company from April 1, 1997. Mr. O'Shaughnessy became a Director of American Re-Insurance on December 5, 1997. Mr. O'Shaughnessy had been Vice President of American Re since April 1990.

    WOLFGANG ENGSHUBER, age 42, became Executive Vice President of the Company and Executive Vice President and a Director of American Re-Insurance on October 26, 1998, responsible for American Re Financial Products and American Re Asset Management, Inc. Prior to that, Mr. Engshuber had been a Member of the Executive Board of Munich Reinsurance Company in Munich, Germany since October 1986.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The following table sets forth for the Chief Executive Officer of the Company, and the four other executive officers of the Company who were the most highly compensated executive officers of the Company for the year ended December 31, 1998, (the "named executive officers"), information concerning compensation earned in 1998, 1997, and 1996 by such persons for services with the Company and its subsidiaries.

                                                                                                   LONG-TERM COMPENSATION
                                                                                                ----------------------------
                                                                                                  AWARDS
                                                        ANNUAL COMPENSATION                     -----------      PAYOUTS
                                      --------------------------------------------------------  SECURITIES   ---------------
                                                                             OTHER ANNUAL       UNDERLYING        LTIP
NAME AND PRINCIPAL POSITION             YEAR       SALARY      BONUS        COMPENSATION(1)       OPTIONS        PAYOUTS
------------------------------------  ---------  ----------  ----------  ---------------------  -----------  ---------------
Edward J. Noonan....................       1998  $  575,000  $  500,000                0                 0              0
  President and Chief                      1997     475,000     500,000                0                 0              0
  Executive Officer                        1996     295,000     375,000                0                 0              0

Mahmoud M. Abdallah.................       1998  $  430,000  $  425,000                0                 0              0
  Executive Vice President                 1997     400,000     425,000                0                 0              0
                                           1996     295,000     375,000                0                 0              0

Albert J. Beer......................       1998  $  387,500  $  400,000                0                 0              0
  Executive Vice President                 1997     340,000     400,000                0                 0              0
                                           1996     270,000     375,000                0                 0              0

Robert K. Burgess...................       1998  $  430,000  $  400,000                0                 0              0
  Executive Vice President,                1997     400,000     400,000                0                 0              0
  General Counsel and Secretary            1996     365,000     375,000                0                 0              0

Gregory T. Doyle....................       1998  $  299,000  $  300,000                0                 0              0
  Executive Vice President                 1997     200,000     200,000                0                 0              0
                                           1996     171,000     120,000                0                 0              0


                                         ALL OTHER
NAME AND PRINCIPAL POSITION           COMPENSATION(2)
------------------------------------  ----------------
Edward J. Noonan....................   $      520,094
  President and Chief                         497,525
  Executive Officer                         9,274,065
Mahmoud M. Abdallah.................          411,588
  Executive Vice President                    391,696
                                            9,274,731
Albert J. Beer......................          124,894
  Executive Vice President                    117,444
                                            1,924,199
Robert K. Burgess...................          246,908
  Executive Vice President,                   235,956
  General Counsel and Secretary             4,119,633
Gregory T. Doyle....................          119,739
  Executive Vice President                    109,024
                                            1,878,604

------------------------------

(1) During each of the three years ended December 31, 1998, 1997 and 1996, perquisites for each individual named in the Summary Compensation Table aggregated less than 10% of the total annual salary and bonus reported for such individual in the Summary compensation Table, or $50,000, if lower.

(2) Includes (i) accrued above market or preferential interest earned on deferred option proceeds under the Company's Senior Executive Deferred Compensation Plan as follows: Mr. Noonan, $485,224 in 1998, $461,702 in 1997 and $43,842 in 1996; Mr. Abdallah, $384,097 in 1998, $365,477 in 1997 and
    $34,704 in 1996; Mr. Beer, $99,763 in 1998, $94,927 in 1997 and $9,014 in
    1996; Mr. Burgess, $219,441 in 1998, $208,803 in 1997 and $19,827 in 1996;
    Mr. Doyle, $99,982 in 1998, $95,135 in 1997 and $9,034 in 1996; (ii)
    employer contributions under the American Re-Insurance Company Savings Plan, a 401(k) plan, of $8,000 in 1998, $8,000 in 1997, and $7,500 in 1996, for
    Mr. Noonan; of $6,250 in 1998, $6,560 in 1997, and $7,500 in 1996, for Mr.
    Abdallah; of $8,000 in 1998, $8,023 in 1997 and $7,500 in 1996, for Mr.
    Beer; of $6,250 in 1998, $6,419 in 1997 and $7,500 in 1996, for Mr. Burgess;
    of $6,538 in 1998, $5,945 in 1997 and $7,500 in 1996 for Mr. Doyle; (iii)
    employer contributions under the American Re-Insurance Supplemental Savings Plan, a deferred compensation plan designed to supplement the 401(k) plan, of which 100% is vested as of December 31, 1998 of $20,884 in 1998, $22,285 in 1997 and $7,199 in 1996 for Mr. Noonan; of $15,788 in 1998, $14,291 in
    1997, and $16,292 in 1996 for Mr. Abdallah; of $12,000 in 1998, $9,530 in
    1997 and $6,250 in 1996 for Mr. Beer; of $15,763 in 1998, $14,563 in 1997
    and $6,968 in 1996 for Mr. Burgess; of $8,750 in 1998, $4,299 in 1997 and
    $837 in 1996 for Mr. Doyle; (iv) employer contributions for group term life, accidental death and dismemberment and disability insurance of $5,986 in 1998, $5,538 in 1997 and $3,647 in 1996 for Mr. Noonan; of $5,453 in 1998,
    $5,368 in 1997 and $4,358 in 1996 for Mr. Abdallah; of $5,131 in 1998,
    $4,964 in 1997 and $4,183 in 1996 for Mr. Beer; of $5,454 in 1998, $6,171 in
    1997 and $6,588 in 1996 for Mr. Burgess; of $4,469 in 1998, $3,645 in 1997
    and $2,876 in 1996 for Mr. Doyle; and (v) amounts paid or elected to be deferred in 1996 pursuant to canceled options under the Company's two stock option plans which were terminated as a result of the change in control of the Company in 1996 as follows: Mr. Noonan, $9,211,877; Mr. Abdallah, $9,211,877; Mr. Beer, $1,897,252; Mr. Burgess, $4,078,750; and Mr. Doyle,
    $1,858,357.

LONG-TERM INCENTIVE PLAN

    The following table sets forth for the Chief Executive Officer of the Company, and the four named executive officers information concerning long term incentive compensation awards made in 1998 under the Company's Long-term Incentive Compensation Plan.

              LONG-TERM INCENTIVE PLAN--AWARDS IN LAST FISCAL YEAR

                                                                                        ESTIMATED FUTURE PAYOUTS
                                                                                    UNDER NON-STOCK PRICE-BASED PLANS
                                                                               -------------------------------------------
                                            (B)                  (C)
                                         NUMBER OF         PERFORMANCE OR            (D)            (E)           (F)
(A)                                  SHARES, UNITS OR    OTHER PERIOD UNTIL       THRESHOLD        TARGET       MAXIMUM
NAME                                 OTHER RIGHTS (#)   MATURITIES OR PAYOUT      ($ OR #)        ($ OR #)      ($ OR #)
-----------------------------------  -----------------  ---------------------  ---------------  ------------  ------------

Gregory T. Doyle...................                             2000                  0         $    600,000  $  1,200,000

    Under the Company's Long-Term Incentive Plan, performance goals are selected by the Company's Executive Committee for which performance targets are chosen. The 1998 performance target for Mr. Doyle, as well as the 1997 performance target awards for Messrs. Noonan, Abdallah, Beer and Burgess, originally based upon a four-year performance cycle, 1997-2000, and reported in the Company's 10-K for the year ended December 31, 1997, were equally divided in amount by the Executive Committee in 1998 between two performance periods consisting of three fiscal years each, 1997--1999 and 1998-- 2000, with all amounts still subject to payment following the end of the four-year period. The incentive amounts to be earned by each participant is 100% at risk and will vary from 0% to 200% of the individual target award based upon the achievement of the applicable performance targets under the applicable performance period. The performance goals selected by the Committee for both performance periods are Aggregate Operating Income and Return on Equity.

COMPENSATION OF DIRECTORS

    Directors receive no additional compensation for their Board or Committee service.

EMPLOYMENT AGREEMENTS

    In 1998, American Re-Insurance entered into Employment Agreements (the "Agreements"), with Messrs. Noonan, Abdallah, Beer and Burgess pursuant to which each such executive has agreed to serve in his position indicated in the Summary Compensation Table for a period of five years and the Company agreed to provide certain compensation and severance benefits as provided therein. Under the Agreements, each executive's cash compensation, which consists of the executive's annual rate of base salary and the annual incentive compensation award or other bonus as may be paid, is determined by American Re-Insurance from time to time, but shall not be less than a minimum guaranteed amount equal to the executive's annual rate of pay in effect as of April 15, 1998 plus the bonus amount paid to such executive for the 1997 calendar year.

    Under the Agreements, American Re-Insurance has also agreed to pay a severance benefit to each executive if the executive's employment with American Re-Insurance or an affiliate is terminated during the term of the Agreement by the Company not for "Cause" or by the executive upon a "Constructive Discharge" (as such terms are defined in the Agreements). Upon either such termination, the executive would be entitled to receive, for a period commencing on the date of termination and ending on the earlier of the second anniversary thereof or the date of the executive's reemployment, severance benefits consisting of (i) continued salary and bonus (based on the salary in effect on the date of termination and the most recent bonus paid); (ii) amounts under the Company's Long-Term Incentive Plan equal to the payments the executive would otherwise have been entitled to receive had the executive remained employed for the entire performance cycle, prorated based on the number of months the executive was employed during the performance period; and (iii) continued participation in all other benefit programs available from the Company as in effect as of the date of termination.

    During the employment period and any severance period and, in the event the executive is terminated by American Re-Insurance for Cause or by the executive other than by reason of Constructive Discharge, for an additional period of six months following the date of termination, the executive is subject to a covenant not to compete with American Re-Insurance or any affiliate thereof.

    The Company has also entered into an Executive Severance and Non-Competition Agreement with Mr. Doyle pursuant to which he has agreed to serve initially in his position held at the time such agreement was entered into and thereafter in such positions as the Board of Directors of American Re-Insurance shall designate, on an "at-will" employment basis, and American Re-Insurance has agreed to pay a severance benefit if his employment with American Re-Insurance or an affiliate is terminated at any time on or before December 31, 2001, pursuant to an involuntary termination by the Company not for "Cause" or on a voluntary basis by the executive upon a "Constructive Discharge" (as such terms are defined in the agreement. Under the agreement, upon such termination, Mr. Doyle would be entitled to continuation of annual base salary for a period of two years. He would also be entitled to receive any amounts accrued to the date of termination under any long term compensation plan and all other benefits available under the Company's personnel policy manual as in effect as of the date of the agreement. For a period of two years after the date of termination, Mr. Doyle would be subject to a covenant not to compete with American Re-Insurance or any affiliate thereof.

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

MAXIMUM RETIREMENT BENEFITS PAYABLE

                                                                            YEARS OF SERVICE
                                                       ----------------------------------------------------------
REMUNERATION                                               15          20          25          30          35
-----------------------------------------------------  ----------  ----------  ----------  ----------  ----------
$ 300,000............................................  $   78,750  $  105,000  $  131,250  $  157,500  $  183,750
  400,000............................................     105,000     140,000     175,000     210,000     245,000
  500,000............................................     131,250     175,000     218,750     262,500     306,250
  600,000............................................     157,500     210,000     262,500     315,000     367,500
  700,000............................................     183,750     245,000     306,250     367,500     428,750
  800,000............................................     210,000     280,000     350,000     420,000     490,000
  900,000............................................     236,250     315,000     393,750     472,500     551,250
 1,000,000...........................................     262,500     350,000     437,500     525,000     612,500
 1,100,000...........................................     288,750     385,000     481,250     577,500     673,750
 1,200,000...........................................     315,000     420,000     525,000     630,000     735,000

    Compensation covered by the American Re-Insurance Pension Plan, together with the Supplemental Pension Plan for the named executive officers, corresponds with the compensation set forth in the annual compensation columns of the Summary Compensation Table. The credited years of service on December 31, 1998 for the persons named in the Summary Compensation Table are as follows: Mr. Noonan, 14.2 years; Mr. Abdallah, 16 years; Mr. Beer, 6 years; Mr. Burgess, 3.6 years; and Mr. Doyle, 14.0 years.

    To be eligible to participate in the American Re-Insurance Pension Plan, an employee must have completed one year of service and attained age 21, or attained age 45. Retirement benefits are computed by multiplying the average of an employee's highest five years' base salary, including incentive compensation awards, by 1.75% and multiplying by the number of years of covered service, not in excess of 35, with American Re-Insurance. Base salary does not include overtime earnings, service awards and American Re Savings Plan match awards (supplemental and non-supplemental). Normal retirement age is 65. A participant is 100% vested in his retirement benefits after five years of service.

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

    Munich Reinsurance Company owns 93.06% of the outstanding Common Stock of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

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

    (b) Reports on Form 8-K:

        None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the Township of Plainsboro, State of New Jersey, on March 30, 1999.

                                AMERICAN RE CORPORATION

                                By:       /s/ GEORGE T. O'SHAUGHNESSY, JR.
                                     -----------------------------------------
                                            George T. O'Shaughnessy, Jr.
                                            EXECUTIVE VICE PRESIDENT AND
                                       CHIEF FINANCIAL AND ACCOUNTING OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

       /s/ CLAUS HELBIG
------------------------------  Director                      March 30, 1999
         Claus Helbig

     /s/ EDWARD J. NOONAN
------------------------------  President, Chief Executive    March 30, 1999
       Edward J. Noonan           Officer and Director

  /s/ HANS JURGEN SCHINZLER
------------------------------  Chairman of the Board and     March 30, 1999
    Hans Jurgen Schinzler         Director

      /s/ KARL WITTMANN
------------------------------  Director                      March 30, 1999
        Karl Wittmann

                    AMERICAN RE CORPORATION AND SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report.........................................................        F-2

Independent Auditors' Report.........................................................        F-3

Consolidated Balance Sheets--December 31, 1998 and 1997..............................        F-4

Consolidated Statements of Income--Years ended December 31, 1998, 1997, and 1996.....        F-5

Consolidated Statements of Stockholders' Equity--Years ended December 31, 1998, 1997,
 and 1996............................................................................        F-6

Consolidated Statements of Cash Flows--Years ended December 31, 1998, 1997, and
 1996................................................................................        F-7

Notes to Consolidated Financial Statements--December 31, 1998........................        F-8

                           INDEX TO SCHEDULES TO FINANCIAL STATEMENTS

Summary of Investments Other Than Investments in Related Parties--December 31,
 1998................................................................................        S-1

Condensed Financial Information of Registrant (Parent Company only):

Condensed Balance Sheets--December 31, 1998 and 1997.................................        S-2

Condensed Statements of Operations and Retained Earnings--Years ended December 31,
 1998, 1997, and 1996................................................................        S-3

Condensed Statements of Cash Flows--Years ended December 31, 1998, 1997, and 1996....        S-4

Notes to Condensed Financial Information--December 31, 1998..........................        S-5

Supplemental Insurance Information--Years ended December 31, 1998, 1997, and 1996....        S-6

Reinsurance--Years ended December 31, 1998, 1997, and 1996...........................        S-7

Supplemental Information (for Property-Casualty Insurance Underwriters)--Years ended
 December 31, 1998, 1997, and 1996...................................................        S-8

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of American Re Corporation

    We have audited the accompanying consolidated balance sheets of American Re Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index as of December 31, 1998 and 1997 and for the years then ended. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Re Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP
Short Hills, New Jersey
February 22, 1999

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of

American Re Corporation

    We have audited the accompanying consolidated statements of income, stockholders' equity, and cash flows of American Re Corporation and subsidiaries (the "Company") for the year ended December 31, 1996. Our audit also included the financial statement schedules for the year ended December 31, 1996 as listed in the Index at Item 14. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of American Re Corporation and subsidiaries the year ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Parsippany, New Jersey
February 4, 1997
(March 14, 1997 as to Note 10,
July 3, 1997 as to Note 1B)

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                                       DECEMBER 31,  DECEMBER 31,
                                                                                           1998          1997
                                                                                       ------------  ------------
ASSETS
Investments
  Fixed maturities
    Bonds available for sale, at fair value (amortized cost: December 31, 1998 and
      1997--$6,688.6 and $6,481.4, respectively).....................................   $  6,876.0    $  6,644.2
    Preferred stock available for sale, at fair value (amortized cost: December 31,
      1998 and 1997--$76.7 and $70.8, respectively)..................................         77.3          71.4
  Equity securities available for sale, at fair value (cost: December 31, 1998 and
    1997--$488.7 and $275.2, respectively)...........................................        545.2         293.3
  Other invested assets..............................................................         27.9          22.9
Cash and cash equivalents............................................................        274.9         641.6
                                                                                       ------------  ------------
        Total investments and cash...................................................      7,801.3       7,673.4
Accrued investment income............................................................         85.4          93.9
Premiums and other receivables.......................................................      1,315.5       1,083.6
Deferred policy acquisition costs....................................................        357.7         356.7
Reinsurance recoverables on paid and unpaid losses...................................      2,343.1       2,449.0
Funds held by ceding companies.......................................................        408.9         383.0
Prepaid reinsurance premiums.........................................................        148.2         127.6
Deferred federal income taxes........................................................        142.6         185.6
Other assets.........................................................................        941.3         864.1
                                                                                       ------------  ------------
        Total assets.................................................................   $ 13,544.0    $ 13,216.9
                                                                                       ------------  ------------
                                                                                       ------------  ------------
LIABILITIES
Loss and loss adjustment expense reserves............................................   $  7,334.1    $  7,469.3
Unearned premium reserve.............................................................      1,280.5       1,269.9
                                                                                       ------------  ------------
        Total insurance reserves.....................................................      8,614.6       8,739.2
Loss balances payable................................................................        412.1         214.5
Funds held under reinsurance treaties................................................        273.7         243.3
Senior bank debt.....................................................................         75.0          75.0
Senior notes.........................................................................        498.5         498.5
Other liabilities....................................................................        579.5         622.5
                                                                                       ------------  ------------
        Total liabilities............................................................     10,453.4      10,393.0
Commitments and Contingent Liabilities (Note 14)
Company-obligated mandatorily redeemable preferred securities of subsidiary trust
  holding as all of its assets Junior Subordinated Debentures........................        237.5         237.5
                                                                                       ------------  ------------
STOCKHOLDERS' EQUITY
Common stock, par value: $0.01 per share; authorized: 1,000 shares; issued and outstanding: 149.49712 and 100 shares at December 31, 1998, and 1997,
  respectively.......................................................................           --            --
Additional paid-in capital...........................................................      1,332.4       1,332.4
Retained earnings....................................................................      1,397.6       1,171.6
Accumulated other comprehensive income...............................................        123.1          82.4
                                                                                       ------------  ------------
        Total stockholders' equity...................................................      2,853.1       2,586.4
                                                                                       ------------  ------------
        Total liabilities, Company-obligated mandatorily redeemable preferred
          securities of subsidiary trust, and stockholders' equity...................   $ 13,544.0    $ 13,216.9
                                                                                       ------------  ------------
                                                                                       ------------  ------------

          See accompanying notes to consolidated financial statements.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                             (DOLLARS IN MILLIONS)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                   1998       1997       1996
                                                                                 ---------  ---------  ---------
REVENUE
  Premiums written.............................................................  $ 2,406.8  $ 2,497.7  $ 1,902.4
  Change in unearned premium reserve...........................................       12.1      (11.6)    (105.7)
                                                                                 ---------  ---------  ---------
    Premiums earned............................................................    2,418.9    2,486.1    1,796.7
  Net investment income........................................................      417.5      427.5      248.2
  Net realized capital gains...................................................       92.8       87.7        4.8
  Other income.................................................................       31.8       41.7       47.5
                                                                                 ---------  ---------  ---------
      Total revenue............................................................    2,961.0    3,043.0    2,097.2
                                                                                 ---------  ---------  ---------
LOSSES AND EXPENSES
  Losses and loss adjustment expenses..........................................    1,682.4    1,716.3    1,167.8
  Commission expense...........................................................      584.3      623.5      390.1
  Operating expense............................................................      232.1      214.9      143.4
  Interest expense.............................................................       42.2       42.8       54.1
  Other expenses...............................................................       98.5      221.2      109.2
                                                                                 ---------  ---------  ---------
      Total losses and expenses................................................    2,639.5    2,818.7    1,864.6
                                                                                 ---------  ---------  ---------
  Income before income taxes, minority interest, distributions on preferred
    securities of subsidiary trust and extraordinary loss......................      321.5      224.3      232.6
  Federal and foreign income taxes.............................................       82.4       (3.4)      73.8
                                                                                 ---------  ---------  ---------
  Income before minority interest, distributions on preferred securities of
    subsidiary trust and extraordinary loss....................................      239.1      227.7      158.8
  Minority interest............................................................         --        6.8         --
  Distributions on preferred securities of subsidiary trust, net of applicable
    income tax of $7.1.........................................................      (13.1)     (13.1)     (13.1)
                                                                                 ---------  ---------  ---------
  Income before extraordinary loss.............................................      226.0      221.4      145.7
  Extraordinary loss, net of applicable income tax of $18.3....................         --         --      (34.0)
                                                                                 ---------  ---------  ---------
      Net income to common stockholders........................................  $   226.0  $   221.4  $   111.7
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

          See accompanying notes to consolidated financial statements.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                             (DOLLARS IN MILLIONS)

                                                             ARC         MARC         MARC      ADDITIONAL
                                                           COMMON       COMMON      PREFERRED     PAID IN    RETAINED
                                                            STOCK        STOCK        STOCK       CAPITAL    EARNINGS
                                                         -----------  -----------  -----------  -----------  ---------
Balance at January 1, 1996.............................   $     0.5    $      --    $      --    $   710.5   $    87.3
Comprehensive income:
  Net income...........................................                                                          111.7
  Net change in unrealized loss on foreign exchange....
  Net change in unrealized appreciation of
    investments........................................
    Fixed maturities...................................
    Equity securities..................................
Total comprehensive income.............................
Dividend to common stockholders........................                                                          (14.2)
Merger-related capital restructure.....................        (0.5)                                   0.5
Stock option and award settlement tax effect...........                                               69.5
Other, net.............................................                                                5.1
                                                              -----        -----   -----------  -----------  ---------
Balance at December 31,1996............................          --           --           --        785.6       184.8

Capital restatement resulting from Merger..............          --          1.9         19.5         15.4       765.8
                                                              -----        -----   -----------  -----------  ---------
Balance at December 31, 1996...........................          --          1.9         19.5        801.0       950.6

Comprehensive income:
  Net income...........................................                                                          221.4
  Net change in unrealized loss on foreign exchange....
  Net change in unrealized appreciation of
    investments........................................
    Fixed maturities...................................
    Equity securities..................................
Total comprehensive income.............................
Shareholder dividends..................................                                                           (0.4)
Capital contribution...................................                                               85.0
Acquisition of MARC minority interest..................                                              425.0
Merger-related capital restructure.....................                     (1.9)       (19.5)        21.4
                                                              -----        -----   -----------  -----------  ---------
Balance at December 31, 1997...........................          --           --           --      1,332.4     1,171.6

Comprehensive income:
  Net income...........................................                                                          226.0
  Net change in unrealized loss on foreign exchange....
  Net change in unrealized appreciation of
    investments........................................
    Fixed maturities...................................
    Equity securities..................................
Total comprehensive income.............................
                                                              -----        -----   -----------  -----------  ---------
Balance at December 31, 1998...........................   $      --    $      --    $      --    $ 1,332.4   $ 1,397.6
                                                              -----        -----   -----------  -----------  ---------
                                                              -----        -----   -----------  -----------  ---------

                                                           ACCUMULATED
                                                              OTHER
                                                          COMPREHENSIVE
                                                             INCOME         TOTAL
                                                         ---------------  ---------
Balance at January 1, 1996.............................     $    48.8     $   847.1
Comprehensive income:
  Net income...........................................
  Net change in unrealized loss on foreign exchange....         (13.4)
  Net change in unrealized appreciation of
    investments........................................
    Fixed maturities...................................         (30.5)
    Equity securities..................................          (5.8)
Total comprehensive income.............................                        62.0
Dividend to common stockholders........................                       (14.2)
Merger-related capital restructure.....................                          --
Stock option and award settlement tax effect...........                        69.5
Other, net.............................................                         5.1
                                                               ------     ---------
Balance at December 31,1996............................          (0.9)        969.5
Capital restatement resulting from Merger..............          20.4         823.0
                                                               ------     ---------
Balance at December 31, 1996...........................          19.5       1,792.5
Comprehensive income:
  Net income...........................................
  Net change in unrealized loss on foreign exchange....           0.1
  Net change in unrealized appreciation of
    investments........................................
    Fixed maturities...................................          70.0
    Equity securities..................................          (7.2)
Total comprehensive income.............................                       284.3
Shareholder dividends..................................                        (0.4)
Capital contribution...................................                        85.0
Acquisition of MARC minority interest..................                       425.0
Merger-related capital restructure.....................                          --
                                                               ------     ---------
Balance at December 31, 1997...........................          82.4       2,586.4
Comprehensive income:
  Net income...........................................
  Net change in unrealized loss on foreign exchange....          (0.2)
  Net change in unrealized appreciation of
    investments........................................
    Fixed maturities...................................          15.8
    Equity securities..................................          25.1
Total comprehensive income.............................                       266.7
                                                               ------     ---------
Balance at December 31, 1998...........................     $   123.1     $ 2,853.1
                                                               ------     ---------
                                                               ------     ---------

          See accompanying notes to consolidated financial statements.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                             (DOLLARS IN MILLIONS)

                                                                                                    YEAR ENDED DECEMBER 31,
                                                                                                -------------------------------
                                                                                                  1998       1997       1996
                                                                                                ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..................................................................................  $   226.0  $   221.4  $   111.7
  Adjustments to reconcile net income to net cash provided by operating activities:
    Decrease in accrued investment income.....................................................        8.5       11.3        1.7
    Increase in premiums and other receivables................................................     (231.9)    (167.6)    (131.2)
    Increase in deferred policy acquisition costs.............................................       (1.0)     (19.8)     (24.4)
    Increase (decrease) in insurance reserves.................................................     (124.6)     280.4      250.3
    Increase (decrease) in current and deferred federal and foreign income tax assets and
     liabilities..............................................................................       (5.0)     (57.5)      68.1
    Change in other assets and liabilities....................................................      371.9       96.4       54.8
    Depreciation expense on property and equipment............................................        7.2        8.4        8.5
    Write-down of property and equipment......................................................         --       38.2         --
    Net realized capital gains................................................................      (92.8)     (87.7)      (4.8)
    Change in other, net......................................................................       44.4       42.6       31.2
                                                                                                ---------  ---------  ---------
      Net cash provided by operating activities...............................................      202.7      366.1      365.9
                                                                                                ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments held to maturity
    Maturities................................................................................         --         --       75.0
  Investments available for sale
    Purchases.................................................................................   (7,130.2)  (5,173.3)  (1,981.1)
    Maturities................................................................................      429.7      606.5      359.6
    Sales.....................................................................................    6,164.7    4,266.6    1,202.7
  Other investments
    Purchases.................................................................................      (12.6)      (3.0)     (11.3)
    Sales.....................................................................................        0.1        1.9        0.8
  Costs of additions to property and equipment................................................      (18.2)     (23.1)     (22.7)
                                                                                                ---------  ---------  ---------
      Net cash used in investing activities...................................................     (566.5)    (324.4)    (377.0)
                                                                                                ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowing of senior notes.....................................................         --         --      498.4
  Defeasance of principal of senior subordinated debentures...................................         --         --     (450.0)
  Dividend to common stockholders.............................................................         --       (0.4)     (14.2)
  Stock option and award proceeds received from parent........................................         --         --      204.2
  Stock option and award payments.............................................................         --         --     (203.5)
  Merger-related expense payments.............................................................         --         --      (34.1)
  Loan from parent company....................................................................         --      (35.9)      35.9
  Capital contribution from parent company....................................................         --       85.0         --
  Other capital contribution sources, net.....................................................         --         --        5.2
                                                                                                ---------  ---------  ---------
      Net cash provided by financing activities...............................................         --       48.7       41.9
                                                                                                ---------  ---------  ---------
  Effect of exchange rate changes on cash and cash equivalents................................       (2.9)      (1.9)      (0.1)
                                                                                                ---------  ---------  ---------
      Net increase (decrease) in cash and cash equivalents....................................     (366.7)      88.5       30.7
  Cash and cash equivalents, beginning of period..............................................      641.6      553.1      294.2
                                                                                                ---------  ---------  ---------
  Cash and cash equivalents, end of period....................................................      274.9      641.6      324.9
    Merger-related adjustment.................................................................         --         --      228.2
                                                                                                ---------  ---------  ---------
  Cash & cash equivalents, end of period......................................................  $   274.9  $   641.6  $   553.1
                                                                                                ---------  ---------  ---------
                                                                                                ---------  ---------  ---------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Income taxes paid (refunded), net...........................................................  $   (59.3) $    29.3  $   (21.0)
  Interest paid and distributions on preferred securities subsidiary trust....................  $    62.4  $    63.0  $   117.1

          See accompanying notes to consolidated financial statements.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

1. THE COMPANY

A. NATURE OF OPERATIONS

    American Re Corporation (the "Company" or "American Re") primarily acts as the holding company for American Re-Insurance Company ("American Re-Insurance"). American Re-Insurance underwrites property and casualty reinsurance on a direct basis in both the domestic and international markets. To assist in its reinsurance business, American Re operates in the alternative market through a primary insurance company, American Alternative Insurance Corporation ("American Alternative"). (American Re-Insurance and American Alternative together are the "reinsurance/insurance subsidiaries.") American Re conducts its business through 14 domestic and 14 international offices.

B. ACQUISITION BY MUNICH RE

    The Company is a subsidiary of Munchener Ruckversicherungs-Gesellschaft Aktiengesellschaft in Munchen ("Munich Re"), a company organized under the laws of Germany.

    On August 13, 1996, the Company entered into an Agreement and Plan of Merger with Munich Re and Puma Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Munich Re. Pursuant to the terms of the Merger Agreement, on November 25, 1996, following approval of the Merger by the Company's stockholders and applicable regulatory authorities, Puma Acquisition Corp. was merged with and into the Company, which became a wholly owned subsidiary of Munich Re (the "Acquisition"), and all of the outstanding shares of the Company's common stock, $.01 par value, were converted into the right to receive $65.00 per share in cash. In addition, the Merger Agreement canceled all outstanding Company stock options. Holders of the canceled Company stock options were entitled to receive a cash payment equal to the product of (i) the number of Company stock options outstanding at the merger date, and (ii) the excess of the Merger Consideration, over the cumulative exercise price total of the Company's stock options outstanding. In addition, certain holders of the Company's stock options were given the opportunity to defer the receipt of up to 100% of their option proceeds until 2001.

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

    On July 1, 1997, American Re and Munich Re, completed the merger of Munich American Reinsurance Company ("MARC") into American Re-Insurance. Prior to this transaction, MARC was owned 27.5% by Munich Re, 22.5% by Munich Re's U.S. Branch (the "U.S. Branch"), 40% by Allianz Aktiengesellschaft ("Allianz"), and 10% by VICTORIA Versicherung AG ("VICTORIA"). This transaction was effected by exchanging 100% of the common shares of MARC for 25.92804 newly issued shares of the Company. On July 2, 1997, the U.S. Branch exchanged its newly acquired shares of the Company with Munich Re for cash in the amount of $85.0 million. This amount approximated the statutory accounting value of the U.S. Branch's ownership in MARC at the time of the Merger. On July 3, 1997, Munich Re

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

1. THE COMPANY (CONTINUED)
contributed the insurance-related assets and liabilities of the U.S. Branch to American Re-Insurance in exchange for 23.56908 additional shares of the Company ("the Redomestication"). As a result of these transactions (collectively, the "Merger"), the shares of common stock held by Allianz and VICTORIA represented minority interests in the Company's common stock equal to less than 9% on an aggregate basis. In 1998, Munich Re acquired the shares of common stock owned by VICTORIA, bringing Munich Re's ownership interest to 93.06%.

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

                                                                                   SIX-MONTH
                                                                                 PERIOD ENDED
                                                                                 JUNE 30, 1997
                                                                                 -------------
Revenue:
    American Re................................................................   $   1,094.1
    MARC/U.S. Branch...........................................................         517.0
                                                                                 -------------
      Total....................................................................   $   1,611.1
                                                                                 -------------
                                                                                 -------------
Net income:
    American Re................................................................   $      22.3
    MARC/U.S. Branch...........................................................          63.5
                                                                                 -------------
      Total....................................................................   $      85.8
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
                                                                      ---------
                                                                      ---------

    The excess of the purchase price of the net assets acquired was allocated entirely to goodwill, which is included in the "Other assets" classification in the Consolidated Balance Sheets (see Note 2H).

    During 1997, the Company incurred one-time Merger-related charges, including the following:

                                                                            MARC/U.S.
                                                            AMERICAN RE      BRANCH        TOTAL
                                                           -------------  -------------  ---------
Severance and other personnel related charges............    $     8.9      $    65.7    $    74.6
Write-down of data processing equipment..................         22.7           15.5         38.2
Sale leaseback write-down................................         13.3             --         13.3
                                                                 -----          -----    ---------
                                                             $    44.9      $    81.2    $   126.1
                                                                 -----          -----    ---------
                                                                 -----          -----    ---------

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

                                                                       YEAR ENDED DECEMBER
                                                                               31,
                                                                       --------------------
                                                                         1997       1996
                                                                       ---------  ---------
Revenue..............................................................  $ 3,043.0  $ 2,962.0
Income before income taxes, distributions on preferred securities of
  subsidiary trust and extraordinary loss............................      348.1      370.9
Net income...........................................................  $   256.6  $   234.6

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

B. APPLICATION OF NEW ACCOUNTING STANDARDS

    REPORTING COMPREHENSIVE INCOME

    Effective January 1, 1998, the Company adopted Financial Accounting Standard No. 130 ("FAS No. 130"), "Reporting Comprehensive Income." FAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. FAS 130 requires unrealized gains and losses on investments, unrealized foreign currency translation adjustments, and minimum pension liability adjustments, if any, to be included as components of other comprehensive income. Prior to the adoption of FAS 130 these amounts were reported as separate components in stockholders' equity. Prior years' financial statements have been reclassified to conform with the requirements of FAS 130. The components of other comprehensive income are shown net of tax in the Consolidated Statement of Stockholders' Equity. The adoption of this statement had no financial impact on the Company's net income or stockholders' equity. The components of accumulated other comprehensive income are as follows:

                                                                                           NET UNREALIZED
                                                                          NET UNREALIZED       LOSS ON
                                                                          APPRECIATION OF     FOREIGNS
                                                                            INVESTMENTS       EXCHANGE        TOTAL
                                                                          ---------------  ---------------  ---------
Balance at December 31, 1997............................................     $   118.0        $   (35.6)    $    82.4
    Period change.......................................................         155.7             (0.3)        155.4
      Tax effect........................................................         (54.5)             0.1         (54.4)
    Reclassification adjustment for gain/loss included in net income....         (92.8)              --         (92.8)
      Tax effect........................................................          32.5               --          32.5
                                                                                ------           ------     ---------
Balance at December 31, 1998............................................     $   158.9        $   (35.8)    $   123.1
                                                                                ------           ------     ---------
                                                                                ------           ------     ---------

    ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    In June 1998, the FASB issued Financial Accounting Standard No. 133 ("FAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." FAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets of liabilities in the statement of financial position and measure those instruments at fair value. FAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Currently, the Company does not expect the adoption of FAS No. 133 to have a material impact on its consolidated financial statements.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    DEPOSIT ACCOUNTING

    In October 1998, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position No. 98-7 ("SOP No. 98-7"), "Deposit Accounting:
Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk." SOP No. 98-7 provides guidance on how to apply the deposit method of accounting when it is required for insurance and reinsurance contracts that do not transfer insurance risk. This SOP is effective for fiscal years beginning after June 15, 1999. Currently, the Company does not expect the application of SOP No. 98-7 to have a material impact on its consolidated financial statements.

C. CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include cash on hand, money market instruments and other debt issues purchased with a maturity of ninety days or less when purchased.

D. INVESTMENTS

    All debt and equity securities are classified as available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reflected in stockholders' equity as a component of other comprehensive income, net of related income taxes. Realized gains and losses on the sale or maturity of investments are determined on the basis of the specific identification method and are included in net income. Purchases and sales are recorded on a trade date basis.

    If a decline in fair value of an invested asset is considered to be other than temporary, or if the asset is deemed to be permanently impaired, the investment is reduced to its net realizable value and the reduction is accounted for as a realized investment loss.

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

    As discussed in Note 10--"Senior Notes," the obligation of the Company's Senior Subordinated Debentures was extinguished through an in-substance defeasance in December 1996. Due to this early

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) extinguishment, the Company recognized an extraordinary charge of $34.0, after applicable federal income tax effects of $18.3, representing the write-off of the remaining unamortized senior subordinated debt related financing fees of $14.1, interest payable through the redemption date of September 19, 1997 of $16.8, and a premium of 4.75% of the redemption price of $21.4.

    The amortization of deferred financing fees was $0.3, $1.9 and $1.9 for the years ended December 31, 1998, 1997, and 1996 respectively.

G. PROPERTY AND EQUIPMENT

    The Company uses straight-line depreciation for all of its depreciable assets, with the useful lives varying depending on the type of asset. Accumulated depreciation was $35.9 and $33.5 at December 31, 1998, and 1997, respectively.

H. GOODWILL

    Goodwill represents the cost in excess of net assets acquired for the acquisitions of American Re-Insurance in 1992 and the minority interests in MARC in 1997. The goodwill, which is amortized over 40 years, was $258.3 and $265.3 at December 31, 1998 and 1997, respectively. The amortization of goodwill was $7.0, $4.7 and $2.4 for each of the years ended December 31, 1998, 1997, and 1996, respectively.

    The Company regularly evaluates the recoverability of goodwill and other acquired intangible assets. The carrying value of such assets would be reduced if, in management's judgment, it was probable that projected future operating income, before amortization of goodwill, would not be sufficient on an undiscounted basis to recover the carrying value.

I. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

    The reserve for losses and loss adjustment expenses ("LAE") is based upon reports received from other insurers supplemented with the Company's own case reserve estimates provided by the Company's claims department. Loss and LAE reserves also include estimates of incurred but not reported losses based on past experience modified for current trends, and estimates of expenses for investigating and settling claims, reduced for anticipated salvage and subrogation. Generally, it is the Company's policy to discount all workers' compensation claims on reported and unreported losses to present value using an interest rate of 4.5%. Such discount resulted in a reduction in gross loss reserves of approximately $645.0 and $592.7 at December 31, 1998, and 1997, respectively.

    Management believes that the reserves for losses and LAE as of December 31, 1998 are adequate to cover the ultimate gross cost of losses and LAE incurred through December 31, 1998. The reserves are based on estimates of losses and LAE incurred and, therefore, the amount ultimately paid may be more or less than such estimates. The inherent uncertainties of estimating loss reserves are exacerbated for reinsurers by the significant periods of time that often elapse between the occurrence of an insured loss, the reporting of the loss to the primary insurer and, ultimately, to the reinsurer, and the primary insurer's payment of that loss and subsequent indemnification by the reinsurer. As a consequence, actual losses and LAE paid may deviate, perhaps substantially, from estimates reflected in the reinsurance/insurance companies' reserves in their financial statements. Any adjustments of these estimates or differences between estimates and amounts subsequently paid or collected are reflected in income as they occur.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
J. REINSURANCE RECOVERABLES ON UNPAID LOSSES

    Reinsurance recoverables on unpaid losses were $2,269.2 and $2,366.5 at December 31, 1998, and 1997, respectively. These recoverables were based upon the application of estimates of unpaid loss and LAE reserves in conjunction with terms specified under individual retrocessional contracts. The amounts ultimately collected may be more or less than such estimates. Any adjustments of these estimates or differences between estimates and amounts subsequently collected are reflected in income as they occur.

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

L. FOREIGN CURRENCY TRANSLATION

    Foreign currency revenue and expenses are translated at average exchange rates during the year. Assets and liabilities are translated at the rate of exchange in effect at the close of the respective year-end. Translation gains and losses are recorded in accumulated other comprehensive income, net of tax, while transaction gains and losses are included in other expenses.

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

    Assumed reinsurance and retrocessional contracts that do not both transfer significant insurance risk and result in the reasonable possibility that the Company or its retrocessionaires may realize a significant loss from the insurance risk assumed are required to be accounted for as deposits. These contract deposits are included in other assets and other liabilities in the Consolidated Balance Sheets and are accounted for as financing transactions with interest income or expense credited or charged to the contract deposits.

N. FAIR VALUES OF FINANCIAL INSTRUMENTS

    The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the Company's estimates of fair value are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Furthermore, fair value estimates disclosed are based on pertinent information available to the Company at December 31, 1998, and 1997. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) amounts have not been comprehensively revalued for purposes of these financial statements since that date; therefore, current estimates of fair value may differ significantly from the amounts disclosed in the financial statements.

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

O. FINANCIAL STATEMENT PRESENTATION

    Certain 1997 and 1996 financial statement presentations have been reclassified to conform with the 1998 presentation.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

3. INVESTMENTS

    Investments in fixed maturities at December 31, were as follows:

                                                                                           1998
                                                                     ------------------------------------------------
                                                                                     GROSS        GROSS
                                                                      AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                                        COST         GAINS       LOSSES       VALUE
                                                                     -----------  -----------  -----------  ---------
Bonds available for sale:
  U.S. Treasury securities and obligations of U.S. government
    agencies and corporations......................................   $   610.0    $    35.9    $     0.8   $   645.1
  Obligations of states and political subdivisions.................     2,561.1         77.1          1.2     2,637.0
  Corporate securities.............................................     2,322.6         60.1          7.4     2,375.3
  Mortgage backed securities.......................................     1,194.9         25.8          2.1     1,218.6
                                                                     -----------  -----------       -----   ---------
    Total bonds available for sale.................................     6,688.6        198.9         11.5     6,876.0
Preferred stock....................................................        76.7          0.6           --        77.3
                                                                     -----------  -----------       -----   ---------
    Total fixed maturities.........................................   $ 6,765.3    $   199.5    $    11.5   $ 6,953.3
                                                                     -----------  -----------       -----   ---------
                                                                     -----------  -----------       -----   ---------

                                                                                           1997
                                                                     ------------------------------------------------
                                                                                     GROSS        GROSS
                                                                      AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                                        COST         GAINS       LOSSES       VALUE
                                                                     -----------  -----------  -----------  ---------
Bonds available for sale:
  U.S. Treasury securities and obligations of U.S. government
    agencies and corporations......................................   $ 1,125.1    $    25.6    $     0.1   $ 1,150.6
  Obligations of states and political subdivisions.................     1,706.6         57.4          0.2     1,763.8
  Corporate securities.............................................     2,652.6         57.4          3.7     2,706.3
  Mortgage backed securities.......................................       997.1         28.5          2.1     1,023.5
                                                                     -----------  -----------       -----   ---------
    Total bonds available for sale.................................     6,481.4        168.9          6.1     6,644.2
Preferred stock....................................................        70.8          0.6           --        71.4
                                                                     -----------  -----------       -----   ---------
    Total fixed maturities.........................................   $ 6,552.2    $   169.5    $     6.1   $ 6,715.6
                                                                     -----------  -----------       -----   ---------
                                                                     -----------  -----------       -----   ---------

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

3. INVESTMENTS (CONTINUED)
    The amortized cost and fair value of fixed maturities at December 31, 1998, are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be called or prepaid with or without call or prepayment penalties.

                                                                                1998
                                                                     ---------------------------
                                                                     AMORTIZED COST  FAIR VALUE
                                                                     --------------  -----------
Due to mature:
  One year or less.................................................    $    265.0     $   266.7
  After one year through five years................................       1,844.2       1,883.4
  After five years through ten years...............................       2,627.6       2,702.5
  After ten years..................................................         833.6         882.1
  Mortgage backed securities.......................................       1,194.9       1,218.6
                                                                     --------------  -----------
    Total fixed maturities.........................................    $  6,765.3     $ 6,953.3
                                                                     --------------  -----------
                                                                     --------------  -----------

    Proceeds from sales of investments in fixed maturities available for sale and the related gains and losses realized on those sales were as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                             -------------------------------
                                                               1998       1997       1996
                                                             ---------  ---------  ---------
Proceeds from sales........................................  $ 6,164.7  $ 4,266.6  $ 1,202.7
Gross gains realized.......................................      113.7       43.2        9.0
Gross losses realized......................................       11.4       21.8        5.1

    Net unrealized appreciation (depreciation) on investments included within accumulated other comprehensive income was as follows:

                                                                             YEAR ENDED DECEMBER
                                                                                     31,
                                                                             --------------------
                                                                               1998       1997
                                                                             ---------  ---------
Change in unrealized appreciation (depreciation)
  Fixed maturities.........................................................  $    24.3  $   107.6
  Equity securities........................................................       38.6      (11.0)
                                                                             ---------  ---------
    Subtotal...............................................................       62.9       96.6
Income tax effect..........................................................       22.0       33.8
                                                                             ---------  ---------
Net change in unrealized appreciation......................................       40.9       62.8
Balance, beginning of year.................................................      118.0       55.2
                                                                             ---------  ---------
Balance, end of year.......................................................  $   158.9  $   118.0
                                                                             ---------  ---------
                                                                             ---------  ---------

    At December 31, 1998, and 1997, the Company's investments in bonds on a financial statement basis were $6,876.0 or 88.1% and $6,644.2 or 86.6%, respectively, of total investments and cash. The bond portfolio is diversified within various industry segments.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

3. INVESTMENTS (CONTINUED)
    Bond investment by market sector at December 31, were as follows:

                                                          1998                    1997
                                                 ----------------------  ----------------------
                                                  AMORTIZED     FAIR      AMORTIZED     FAIR
                                                    COST        VALUE       COST        VALUE
                                                 -----------  ---------  -----------  ---------
U.S. government................................   $   610.0   $   645.1   $ 1,125.0   $ 1,150.6
Foreign government.............................       329.5       342.9       306.0       315.7
State and municipal............................     2,561.1     2,636.9     1,706.6     1,763.8
Mortgage backed securities.....................     1,194.9     1,218.6       997.1     1,023.5
Financial......................................       667.8       684.6     1,058.9     1,080.9
Utilities......................................       117.2       119.2       273.7       278.7
Transportation/capital.........................        10.7        11.2       160.4       163.6
Health care....................................        24.9        25.9        18.1        18.6
Natural resources..............................         3.1         3.1         2.4         2.4
Other corporate securities.....................     1,169.4     1,188.5       833.2       846.4
                                                 -----------  ---------  -----------  ---------
    Total......................................   $ 6,688.6   $ 6,876.0   $ 6,481.4   $ 6,644.2
                                                 -----------  ---------  -----------  ---------
                                                 -----------  ---------  -----------  ---------

    Sources of net investment income were as follows:

                                                                       YEAR ENDED DECEMBER 31,
                                                                   -------------------------------
                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------
Fixed maturities.................................................  $   392.2  $   407.7  $   239.1
Short-term investments...........................................       22.0       21.9        9.6
Other............................................................       28.9       16.3       13.8
                                                                   ---------  ---------  ---------
    Gross investment income......................................      443.1      445.9      262.5
Investment expenses..............................................      (25.6)     (18.4)     (14.3)
                                                                   ---------  ---------  ---------
    Net investment income........................................  $   417.5  $   427.5  $   248.2
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    Net realized capital investment gains (losses) were as follows:

                                                                           YEAR ENDED DECEMBER 31,
                                                                       -------------------------------
                                                                         1998       1997       1996
                                                                       ---------  ---------  ---------
Fixed maturities.....................................................  $   102.3  $    21.4  $     3.9
Equity securities....................................................       (3.8)      67.9         --
Other................................................................       (5.7)      (1.6)       0.9
                                                                       ---------  ---------        ---
    Net realized capital gains.......................................  $    92.8  $    87.7  $     4.8
                                                                       ---------  ---------        ---
                                                                       ---------  ---------        ---

    At December 31, 1998, and 1997, securities in the amount of $408.5 and $399.9 (par value), respectively, were on deposit with governmental authorities as required by law.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

4. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

    The reconciliation of loss and loss adjustment expense reserves for the years ended December 31, 1998, 1997, and 1996 is shown below:

                                                                                   YEAR ENDED DECEMBER 31,
                                                                              ----------------------------------
                                                                                 1998        1997        1996
                                                                              ----------  ----------  ----------
Loss and LAE reserves at beginning of period................................  $  7,469.3  $  7,178.3  $  4,786.0
Reinsurance recoverables on unpaid losses...................................    (2,366.5)   (2,329.6)   (1,941.4)
                                                                              ----------  ----------  ----------
Net reserves at beginning of period.........................................     5,102.8     4,848.7     2,844.6

Net incurred related to:
  Current period............................................................     1,620.4     1,642.1     1,167.7
  Prior periods.............................................................        62.0        74.2         0.1
                                                                              ----------  ----------  ----------
    Total net incurred......................................................     1,682.4     1,716.3     1,167.8
Net paid related to:
  Current period............................................................       207.2       167.5        89.5
  Prior periods.............................................................     1,513.1     1,294.7       820.5
                                                                              ----------  ----------  ----------
    Total net paid..........................................................     1,720.3     1,462.2       910.0
                                                                              ----------  ----------  ----------

Net reserves at end of period...............................................     5,064.9     5,102.8     3,102.4
  Merger-related adjustment.................................................          --          --     1,746.3
                                                                              ----------  ----------  ----------
Net reserves at end of period...............................................     5,064.9     5,102.8     4,848.7
Reinsurance recoverables on unpaid losses...................................    (2,269.2)   (2,366.5)   (1,775.1)
  Merger-related adjustment.................................................          --          --      (554.5)
                                                                              ----------  ----------  ----------
Reinsurance recoverables on unpaid losses...................................    (2,269.2)   (2,366.5)   (2,329.6)
                                                                              ----------  ----------  ----------

Loss and LAE reserves at end of period......................................  $  7,334.1  $  7,469.3  $  7,178.3
                                                                              ----------  ----------  ----------
                                                                              ----------  ----------  ----------

    As a result of changes in estimates of insured events in prior years, the losses and LAE incurred (net of reinsurance recoveries of $252.1, $373.0 and $99.2 for the years ended December 31, 1998, 1997, and 1996, respectively) increased by $62.0 in 1998, $74.2 in 1997, and $0.1 in 1996.

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

    The Company believes that it has minimized the credit risk with respect to its retrocessions by monitoring its retrocessionaires, diversifying its retrocessions and collateralizing obligations from foreign retrocessionaires. Potential deterioration of the financial condition of retrocessional markets is carefully monitored and appropriate actions are taken to eliminate or minimize exposures. As a general rule, the Company requires that unpaid losses and LAE (including IBNR) for certain admitted and non-admitted reinsurers (unregulated by United States insurance regulatory authorities) be collateralized by letters of

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

5. REINSURANCE (CONTINUED)
credit, funds withheld or pledged trust agreements. In certain cases, the full limit ceded to non-admitted reinsurers is required to be collateralized regardless of actual claim activity. Actions such as drawdowns of letters of credit provided as collateral, cessation of relationships and commutations may be taken to reduce or eliminate exposure when necessary.

    Although reinsurance agreements contractually obligate the Company's reinsurers to reimburse it for the agreed-upon portion of its gross paid losses, they do not discharge the primary liability of the Company. The income statement amounts for premiums written premiums earned and losses and loss adjustment expenses are net of reinsurance. Direct, assumed, ceded and net amounts for these items are as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                             -------------------------------
                                                               1998       1997       1996
                                                             ---------  ---------  ---------
Premiums written
  Direct...................................................  $   208.6  $   146.0  $    71.2
  Assumed..................................................    2,908.9    2,935.1    2,262.0
  Ceded....................................................     (710.7)    (583.4)    (430.8)
                                                             ---------  ---------  ---------
  Net......................................................    2,406.8    2,497.7    1,902.4
                                                             ---------  ---------  ---------
                                                             ---------  ---------  ---------
Premiums earned
  Direct...................................................      194.1      119.0       34.7
  Assumed..................................................    2,914.8    3,003.5    2,161.0
  Ceded....................................................     (690.0)    (636.4)    (399.0)
                                                             ---------  ---------  ---------
  Net......................................................    2,418.9    2,486.1    1,796.7
                                                             ---------  ---------  ---------
                                                             ---------  ---------  ---------
Losses incurred
  Direct...................................................      136.4       56.9      (45.6)
  Assumed..................................................    1,798.1    2,032.4    1,312.6
  Ceded....................................................     (252.1)    (373.0)     (99.2)
                                                             ---------  ---------  ---------
  Net......................................................  $ 1,682.4  $ 1,716.3  $ 1,167.8
                                                             ---------  ---------  ---------
                                                             ---------  ---------  ---------

    The Company maintains an allowance for doubtful accounts for amounts due from companies in receivership or believed to be in financial difficulty. The total allowance reflected in both reinsurance recoverables on paid and unpaid losses, and premiums and other receivables was $79.6 and $81.0 at December 31, 1998 and 1997, respectively. There can be no assurance future charges for uncollectible reinsurance will not materially adversely affect results of operations in any future period, although any such charges would not be expected to have a material adverse effect on the Company's liquidity or financial condition.

    National Indemnity Company (which had an A.M. Best rating of "A++" at December 31, 1998), a subsidiary of Berkshire Hathaway, Inc., accounted for approximately 23.5% and 24.7% of the reinsurance recoverables on paid and unpaid losses at December 31, 1998, and 1997, respectively. Allianz A.G. Holdings (which had an A.M. Best rating of "A+" at December 31, 1998), accounted for approximately 9.2% and 12.0% of the reinsurance recoverables on paid and unpaid losses at December 31, 1998, and 1997, respectively.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

6. FEDERAL AND FOREIGN INCOME TAXES

    The net deferred tax asset recorded at December 31, 1998, and 1997, represents the net temporary differences between the tax bases of assets and liabilities and their amounts for financial reporting. The components of the net deferred tax asset, based on a tax rate of 35% at December 31, were as follows:

                                                                                         1998       1997
                                                                                       ---------  ---------
Loss reserves........................................................................  $   323.6  $   310.0
Unearned premiums....................................................................       78.8       79.6
Alternative minimum tax ("AMT") credit carryforward..................................        7.2       19.2
Other deferred tax assets............................................................       54.7       80.4
                                                                                       ---------  ---------
  Deferred tax asset.................................................................      464.3      489.2

Reinsurance recoverable on paid and unpaid losses....................................      100.1       98.7
Deferred policy acquisition costs....................................................      125.2      124.9
Investments..........................................................................       73.8       60.0
Other deferred liabilities...........................................................       22.6       20.0
                                                                                       ---------  ---------
  Deferred tax liability.............................................................      321.7      303.6
                                                                                       ---------  ---------
  Net deferred tax asset.............................................................  $   142.6  $   185.6
                                                                                       ---------  ---------
                                                                                       ---------  ---------

    At December 31, 1998, the Company believes it is more likely than not that the deferred tax asset is fully realizable, and therefore, no valuation allowance has been recorded. Realization of the net deferred tax asset is dependent on generating sufficient taxable income in future periods. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

6. FEDERAL AND FOREIGN INCOME TAXES (CONTINUED)
    Income tax expense (benefit) was as follows:

                                                                     YEAR ENDED DECEMBER 31, 1998
                                                                  -----------------------------------
                                                                    CURRENT     DEFERRED      TOTAL
                                                                  -----------  -----------  ---------
Income--federal and foreign tax expense.........................   $    23.0    $    26.9   $    49.9
Federal tax expense (benefit) on net realized capital gains.....        40.6         (8.1)       32.5
                                                                       -----   -----------  ---------
  Total federal and foreign tax expense.........................   $    63.6    $    18.8   $    82.4
                                                                       -----   -----------  ---------
                                                                       -----   -----------  ---------

                                                                     YEAR ENDED DECEMBER 31, 1997
                                                                  -----------------------------------
                                                                    CURRENT     DEFERRED      TOTAL
                                                                  -----------  -----------  ---------
Income--federal and foreign tax expense (benefit)...............   $    19.8    $   (49.1)  $   (29.3)
Federal tax expense (benefit) on net realized capital gains.....        32.6         (6.7)       25.9
                                                                       -----   -----------  ---------
  Total federal and foreign tax expense (benefit)...............   $    52.4    $   (55.8)  $    (3.4)
                                                                       -----   -----------  ---------
                                                                       -----   -----------  ---------

                                                                     YEAR ENDED DECEMBER 31, 1996
                                                                  -----------------------------------
                                                                    CURRENT     DEFERRED      TOTAL
                                                                  -----------  -----------  ---------
Income--federal and foreign tax expense.........................   $    48.3    $    23.8   $    72.1
Federal tax expense (benefit) on net realized capital gains.....         3.3         (1.6)        1.7
                                                                       -----   -----------  ---------
  Total federal and foreign tax expense.........................   $    51.6    $    22.2   $    73.8
                                                                       -----   -----------  ---------
                                                                       -----   -----------  ---------

    At December 31, 1996, the U.S. Branch had a valuation allowance to reflect the estimated amount of the deferred tax assets that may not be realized due to the expiration of net operating losses, tax credit carryforwards and loss reserve discounting. As part of the Redomestication of the U.S. Branch, the remaining net operating losses and the tax credit carryforwards remained with a successor Federal taxable entity to the U.S. Branch. As a result, the deferred tax assets for the net operating loss carryforwards and tax credit carryforwards, and the offsetting valuation allowances, are not included in the Company's deferred tax asset or liability calculation at December 31, 1997. However, the loss reserve discount deferred tax asset and corresponding valuation allowance were transferred to American Re as a part of the Redomestication. The valuation allowance associated with the discount on the loss reserves was reversed subsequent to the Redomestication, as the Company believes, based on its consolidated Federal tax position, that it is more likely than not that the deferred tax asset is fully realizable. This reversal resulted in a tax benefit of $37.7 million during the 1997 period.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

6. FEDERAL AND FOREIGN INCOME TAXES (CONTINUED)
    Reconciliations of the differences between income taxes computed at the federal statutory tax rate and consolidated provisions for income taxes were as follows:

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1998       1997       1996
                                                                                       ---------  ---------  ---------
Income before taxes..................................................................  $   321.5  $   224.3  $   232.6
Income tax rate......................................................................         35%        35%        35%
                                                                                       ---------  ---------  ---------
  Tax expense at federal statutory income tax rate...................................      112.5       78.5       81.4
Tax effect of:
  Tax-exempt investment income.......................................................      (31.0)     (20.7)     (19.9)
  Goodwill...........................................................................        2.5        1.6        0.8
  Reversal of the valuation allowance associated with the loss reserve discount--U.
    S. Branch........................................................................         --      (37.7)        --
  Net operating loss utilization--U.S. Branch........................................         --      (24.4)        --
  Merger-related expenses, not deductible for federal income tax purposes............         --         --       11.6
  Other, net.........................................................................       (1.6)      (0.7)      (0.1)
                                                                                       ---------  ---------  ---------
    Federal and foreign income tax expense (benefit).................................  $    82.4  $    (3.4) $    73.8
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

7. BENEFIT PLANS

    The Company has several qualified and nonqualified pension plans and other post retirement benefit plans for its employees. The Company has a non-contributory defined benefit pension plan covering substantially all of its employees. Benefits are based on years of service and the employee's final compensation. Accrued costs represent estimates based upon current information. Those estimates are subject to change due to changes in the underlying information supporting such estimates in the future. The Company's policy is to fund pension costs as required, subject to the amounts that are currently deductible for tax reporting purposes. Vested benefits are fully funded.

    The Company also provides post retirement health care benefits to individuals eligible to receive benefits under the Company's non-contributory defined benefit pension plan and who are covered under a Company medical insurance plan at retirement. The Company funds its obligation currently and no contributions are required by retirees.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

7. BENEFIT PLANS (CONTINUED)
    The following table provides a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the years ended December 31, 1998 and 1997, and a statement of the funded status at December 31:

                                                                                PENSION BENEFITS       OTHER BENEFITS
                                                                              --------------------  --------------------
                                                                                1998       1997       1998       1997
                                                                              ---------  ---------  ---------  ---------
RECONCILIATION OF BENEFIT OBLIGATION
Obligation at January 1.....................................................  $   159.5  $   127.0  $    25.8  $    19.6
  Service cost..............................................................       11.6        9.6        2.1        1.5
  Interest cost.............................................................       10.8        9.5        1.7        1.4
  Plan amendments...........................................................         --        0.9         --         --
  Actuarial (gain) loss.....................................................       18.8       12.9        1.7        1.5
  Acquisitions (divestitures)...............................................         --        3.0         --        1.8
  Benefit payments..........................................................       (6.5)      (3.4)        --         --
                                                                              ---------  ---------  ---------  ---------
Obligation at December 31...................................................  $   194.2  $   159.5  $    31.3  $    25.8
                                                                              ---------  ---------  ---------  ---------
                                                                              ---------  ---------  ---------  ---------

RECONCILIATION OF FAIR VALUE OF PLAN ASSETS
Fair value of plan assets at January 1......................................  $   109.1  $    94.8  $      --  $      --
  Actual return on plan assets..............................................       12.0       16.3         --         --
  Employer contributions....................................................         --        1.4        0.4        0.4
  Benefit payments..........................................................       (6.5)      (3.4)      (0.4)      (0.4)
  Settlements...............................................................         --         --         --         --
                                                                              ---------  ---------  ---------  ---------
Fair value of plan assets at December 31....................................  $   114.6  $   109.1  $      --  $      --
                                                                              ---------  ---------  ---------  ---------
                                                                              ---------  ---------  ---------  ---------

FUNDED STATUS
Funded status at December 31................................................  $   (79.5) $   (50.3) $   (31.3) $   (25.8)
Unrecognized prior service cost.............................................        0.9        0.9        2.8        2.9
Unrecognized (gain) loss....................................................       31.0       14.6        4.3        2.2
                                                                              ---------  ---------  ---------  ---------
Net amount recognized in other liabilities..................................  $   (47.6) $   (34.8) $   (24.2) $   (20.7)
                                                                              ---------  ---------  ---------  ---------
                                                                              ---------  ---------  ---------  ---------

    The Company's nonqualified pension plan was the only pension plan with an accumulated benefit obligation in excess of plan assets. The plan's accumulated benefit obligation was $8.8 and $10.7 at December 31, 1998 and 1997, respectively. There are no plan assets in the nonqualified plan due to the nature of the plan. The Company's plans for post retirement benefits other than pensions also have no plan assets. The aggregate benefit obligation for those plans is $31.3 and $25.8 at December 31, 1998 and 1997, respectively.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

7. BENEFIT PLANS (CONTINUED)
    Net periodic benefit cost for the years ended December 31, included the following components:

                                                                              PENSION BENEFITS             OTHER BENEFITS
                                                                       -------------------------------  --------------------
                                                                         1998       1997       1996       1998       1997
                                                                       ---------  ---------  ---------  ---------  ---------
Service cost.........................................................  $    11.6  $     9.6  $     7.1  $     2.1  $     1.5
Interest cost........................................................       10.8        9.5        5.9        1.7        1.4
Expected return on plan assets.......................................       (9.7)      (8.6)      (5.7)        --         --
Amortization of prior service cost...................................        0.1         --         --        0.2        0.1
Amortization of net (gain) loss......................................        0.1         --         --         --         --
                                                                       ---------  ---------        ---        ---        ---
  Net periodic benefit cost..........................................  $    12.9  $    10.5        7.3  $     4.0  $     3.0
                                                                       ---------  ---------        ---        ---        ---
                                                                       ---------  ---------        ---        ---        ---


                                                                         1996
                                                                       ---------
Service cost.........................................................  $     1.3
Interest cost........................................................        1.2
Expected return on plan assets.......................................         --
Amortization of prior service cost...................................         --
Amortization of net (gain) loss......................................         --
                                                                             ---
  Net periodic benefit cost..........................................  $     2.5
                                                                             ---
                                                                             ---

    The prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

    The assumptions used in the measurement of the Company's benefit obligation are shown in the following table:

                                                                          PENSION BENEFITS                  OTHER BENEFITS
                                                                   -------------------------------  -------------------------------
                                                                     1998       1997       1996       1998       1997       1996
                                                                   ---------  ---------  ---------  ---------  ---------  ---------
Discount rate....................................................       6.5%       7.0%       7.5%       6.5%       7.0%       7.5%
Expected return on plan assets...................................       9.0%       9.0%       9.0%        N/A        N/A        N/A
Rate of compensation expense.....................................       5.5%       5.5%       5.5%        N/A        N/A        N/A

    For measurement purposes, a 7.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1998. The rate was assumed to decrease gradually over 18 years, to a rate of 5% and remain at that level thereafter.

    Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

                                                                       1% INCREASE     1% DECREASE
                                                                     ---------------  -------------
Effect on total of service and interest cost components of net
  periodic postretirement health care benefit cost.................     $     1.0       $    (1.3)

Effect on the health care component of the accumulated
  postretirement benefit obligation................................     $     6.0       $    (7.6)

    Substantially all employees are eligible to participate in a savings plan under which designated contributions, which are invested in various investment programs, are matched, up to 5% of compensation, by the Company. The costs of the Company's matching contributions were $5.0, $5.0, and $3.6 for the years ended December 31, 1998, 1997, and 1996, respectively.

    Key employees are eligible for plans that provide compensation incentives based upon operating results and that reward specific individuals for performance and contribution to the success of the

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

7. BENEFIT PLANS (CONTINUED)
Company. Charges to operations for such incentives were $21.6, $23.4 and $14.9 for the years ended December 31, 1998, 1997, and 1996, respectively.

    In 1998, American Re-Insurance entered into Employment Agreements (the "Agreements"), with certain senior executives pursuant to which each such executive has agreed to serve in his current position for a period of five years and the Company agreed to provide certain compensation and severance benefits as provided therein. Under the Agreements, each executive's cash compensation, which consists of the executive's annual rate of base salary and the annual incentive compensation award or such bonus as may be paid, is determined by American Re-Insurance from time to time, but shall not be less than a minimum guaranteed amount equal to the executive's annual rate of pay in effect as of April 15, 1998 plus the bonus amount paid to such executive for the 1997 calendar year.

    Under the Agreements, American Re-Insurance has also agreed to pay a severance benefit to each executive if the executive's employment with American Re-Insurance or an affiliate is terminated during the term Agreement by the Company not for "Cause" or by the executive upon a "Constructive Discharge" (as such terms are defined in the Agreements). Upon either such termination, the executive would be entitled to receive, for a period commencing on the date of termination and ending on the earlier of the second anniversary thereof or the date of the executive's reemployment, severance benefits consisting of (i) continued salary and bonus (based on the salary in effect on the date of termination and the most recent bonus paid); (ii) amounts under American Re-Insurance's Long Term Incentive Plan equal to the payments the executive would otherwise have been entitled to receive had the executive remained employed for the entire performance cycle, prorated based on the number of months the executive was employed during the performance period; and (iii) continued participation in all other benefit programs available from the Company as in effect as of the date of termination.

    During the employment period and any severance period and, in the event the executive is terminated by American Re-Insurance for Cause or by the executive other than by reason of Constructive Discharge, for an additional period of six months following the date of termination, the executive is subject to a covenant not to compete with American Re-Insurance or any affiliate thereof.

    At the time of the Acquisition, the Company established the Senior Executive Deferred Compensation Plan. Participants in the plan were provided the opportunity to defer, for five years, up to 100% of the option proceeds which they otherwise were eligible to receive from the cancellation of their options in accordance with the terms of the Acquisition. Participants elected to defer an aggregate of $79.9 of option proceeds which the Company used to establish and fund a trust, the assets of which will be dedicated to the payment of such future obligations in the absence of insolvency by the Company. At the direction of the participants, the trust proceeds were invested by the Company in one or more of two index-related investment vehicles and a fixed rate investment vehicle. In addition thereto, participants are eligible to receive an additional return from the Company in the amount of 5% of the participant's original deferred principal provided certain conditions are met. At December 31, 1998, and 1997, the Company's consolidated balance sheets reflected $126.5 and $79.9, respectively, of deferred option proceeds, which is reflected in other liabilities.

8. SENIOR BANK DEBT

    In 1995, the Company borrowed $75.0 from Bank of America, N.A., in anticipation and as part of a new unsecured bank revolving credit agreement established on January 29, 1996, which allows the Company to borrow an aggregate amount up to $150.0. Outstanding amounts under the revolving credit

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

8. SENIOR BANK DEBT (CONTINUED)
agreement bear interest, at the election of the Company, currently at (i) the Bank of America Base Rate (that is a fluctuating rate equal to the greater of
(x) Bank of America's announced rate of interest, identified as its "reference rate" or (y) the sum of the federal funds rate plus 0.5%), (ii) a Eurodollar reserve adjusted InterBank Offered Rate ("IBOR"), or (iii) a competitive bid rate as determined by the participating banks. Any amount not paid when due will bear interest at a rate of 2.00% in excess of the rate otherwise applicable. The revolving credit agreement has a term of five years and, except with respect to amounts outstanding under IBOR or bid loans, may be prepaid at any time at the option of the Company. The revolving credit agreement contains certain covenants relating to, among other things, restrictions on debt, liens, disposition of assets, consolidations, mergers, use of proceeds, changes in business and minimum statutory surplus. At December 31, 1998 and 1997, $75.0 remained outstanding under the bank revolving credit agreement.

    In 1998, the Company guaranteed the repayment of principal, interest and other fees and expenses under a Bank Credit Agreement between American Re Capital Markets, Inc., a wholly owned subsidiary of the Company ("ARCM") and Bank of America, N.A. The agreement currently permits ARCM to borrow funds or obtain letters of credit in an aggregate amount up to $50.0.

    ARCM shall use the proceeds of these loans and the letters of credit to cover losses incurred under weather-related and other derivatives contracts, to support certain of its obligations under such derivatives contracts and for other general corporate purposes. At December 31, 1998 ARCM had no outstanding indebtedness under the agreement.

9. IN-SUBSTANCE DEFEASANCE

    On December 24, 1996, the Company defeased in-substance its existing issue of 10 7/8% Senior Subordinated Debentures due 2004 (the "Debentures"). On September 19, 1997, the Company redeemed all then outstanding Debentures ($450.0 in principal amount) at 104.75% of par, plus accrued interest to the date of redemption, in accordance with the terms of the indenture under which the Debentures were issued. As described in Note 2F--"Deferred Financing Fees", the Company recognized an extraordinary charge of $34.0, after applicable income tax of $18.3, resulting from the in-substance defeasance.

    As described in Note 10--"Senior Notes," funds for the redemption were raised through a private offering of $500.0 of the Company's 7.45% Senior Notes due 2026. The Company completed the offering of the Notes on December 24, 1996. The net proceeds of $494.1 raised from the offering of the Notes, in addition to $7.7 of funds from the working capital of the Company, were simultaneously deposited with the trustee under the indenture for the Debentures (the "Indenture"). These funds, plus accrued interest, were used to redeem the Debentures in full on September 19, 1997.

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

    The Notes are redeemable in whole or in part, at the option of the Company at any time, at a redemption price equal to the greater of (i) 100% of the principal amount of such notes and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted, on a

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

10. SENIOR NOTES (CONTINUED)
semiannual basis, at the rate per annum equal to the yield to maturity of the United States Treasury securities issue with comparable maturities to the remaining term of the Notes, plus 15 basis points, together with accrued interest to the date of redemption. The Indenture contains certain covenants, including, but not limited to, covenants imposing limitations on liens, and restrictions on mergers and sale of assets.

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

11. CUMULATIVE QUARTERLY INCOME PREFERRED SECURITIES

    In 1995, American Re Capital, a Delaware business trust formed and wholly owned by the Company, completed the sale of 9,500,000 Cumulative Quarterly Income Preferred Securities ("QUIPS") ($237.5 aggregate principal amount), due in 2025.

    The net proceeds from the offering were used by American Re Capital to purchase a like amount of $244.8 principal amount of 8.5% Junior Subordinated Debentures of the Company. The $244.8 principal amount of 8.5% Junior Subordinated Debentures due September 30, 2025, represent all of the assets of the subsidiary trust. The Company used the proceeds from the sale of the Debentures to retire the Company's revolving bank credit facility with Chase Manhattan Bank, N.A. at the time of offering and to contribute $50.0 to the capital and surplus of American Re-Insurance Company. The remaining net proceeds from the sale were used for general corporate purposes. The Junior Subordinated Debentures and related income statement effects are eliminated in the Company's consolidated financial statements.

    The QUIPS accrue and pay distributions quarterly at a rate of 8.5% per annum of the stated liquidation value of $25 per preferred security. The Company has, through a guarantee agreement, a trust agreement, the Junior Subordinated Debentures and an expense agreement, taken together, fully and unconditionally guaranteed, on a subordinated basis, the Trust's obligation under the preferred securities to the extent that funds are available therefore, and as more fully set forth in such agreements.

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

12. CAPITAL AND SURPLUS AND STOCKHOLDER DIVIDEND RESTRICTIONS

    Statutory surplus for the reinsurance/insurance subsidiaries on a combined basis at December 31, 1998, and 1997, were $2,631.1 and $2,323.4, respectively. Statutory net income for the years ended December 31, 1998, 1997, and 1996, on a combined basis was $319.9, $196.7 and $356.6, respectively. Dividends declared and paid by American Re-Insurance to the Company were $35.0, $105.0 and $70.0 in 1998, 1997, and 1996, respectively.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

12. CAPITAL AND SURPLUS AND STOCKHOLDER DIVIDEND RESTRICTIONS (CONTINUED)
    The Company is dependent upon dividends received from its reinsurance/insurance subsidiaries to meet its debt and other obligations. Dividend payments by the reinsurance/insurance subsidiaries are restricted by the insurance laws of the State of Delaware. At December 31, 1998, American Re-Insurance could declare dividends of approximately $260.8 during 1999 without approval of the Commissioner of Insurance of the State of Delaware.

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

    American Re-Insurance received written approval from the Insurance Department of the State of Delaware to discount all workers' compensation reserves for losses at a rate of 4.5% for statutory accounting purposes. Delaware statutes allow discounting of certain types of reserves at various discount rates.

14. COMMITMENTS AND CONTINGENT LIABILITIES

A. DERIVATIVES AND OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

FINANCIAL GUARANTEES

    In 1998, the Company recommenced writing financial guarantee programs on a limited basis. In addition, the Company has principal and interest guarantees outstanding from programs written prior to December 31, 1986. The aggregate principal and interest amounts of these guarantees outstanding were $153.9 and $49.0 at December 31, 1998 and 1997, respectively. The aggregate principal and interest amount reflects the Company's extent of involvement in financial guarantees.

    There were no material concentrations of off-balance sheet financial instruments at December 31, 1998, and 1997.

B. RELATED PARTY TRANSACTIONS

    In November 1996, the Company borrowed $35.9 from Munich Re for the payment of Acquisition-related expenses. In July 1997, the Company repaid this amount in full plus accrued interest.

    Munich Re and its affiliated companies participate on several of the Company's existing retrocessional programs. Total ceded premiums to Munich Re and its affiliated companies relating to such programs were approximately $174.4 and $97.0 for the years ended December 31, 1998 and 1997, respectively. Total insurance reserves outstanding with Munich Re and its affiliated companies were $256.7 and $236.3 at December 31, 1998 and 1997, respectively.

    Munich Re Capital Management, an affiliated registered investment advisor, is primarily responsible for the management of the fixed income portion of the Company's investment portfolio.

C. LEASES

    The Company has operating leases for certain of its furniture, fixtures, and computer equipment, and office space used by its branch office and subsidiary locations. Lease expense was $20.3, $23.2, and $14.8,

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

14. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED) for the years ended December 31, 1998, 1997, and 1996. Future net minimum payments under noncancellable leases at December 31, 1998, were estimated to be as follows:

                                                         2004 AND
  1999       2000       2001       2002       2003      THEREAFTER
---------  ---------  ---------  ---------  ---------  -------------
$18.7      $    13.9  $    11.6  $     9.5  $     6.7    $     9.7
---------  ---------  ---------        ---        ---          ---

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

    The Company had Latent Liability Exposure loss reserves, before the application of any adverse loss coverage for 1992 and prior years, as follows at December 31:

                                                                 1998                  1997
                                                         --------------------  --------------------
                                                           GROSS       NET       GROSS       NET
                                                         ---------  ---------  ---------  ---------
Asbestos...............................................  $   399.9  $   258.5  $   457.7  $   297.1
Environmental-Related and Other Latent Liability.......      237.3      150.1      327.9      218.6
                                                         ---------  ---------  ---------  ---------
Total..................................................  $   637.2  $   408.6  $   785.6  $   515.7
                                                         ---------  ---------  ---------  ---------
                                                         ---------  ---------  ---------  ---------

    Latent Liability Exposure loss reserves at December 31, 1998, and 1997, represent best estimates drawn from a range of possible outcomes based on currently known facts, projected forward using assumptions and methodologies considered reasonable. Notwithstanding these loss reserves, there can be no assurance that future losses resulting from these exposures will not materially adversely affect future earnings.

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

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of financial instruments at December 31, 1998, and 1997, were as follows:

                                                                   1998                  1997
                                                           --------------------  --------------------
                                                           CARRYING     FAIR     CARRYING     FAIR
                                                             VALUE      VALUE      VALUE      VALUE
                                                           ---------  ---------  ---------  ---------
Assets:
  Bonds available for sale...............................  $ 6,876.0  $ 6,876.0  $ 6,644.2  $ 6,644.2
  Preferred stock........................................       77.3       77.3       71.4       71.4
  Equity securities......................................      545.6      545.6      293.3      293.3
  Other invested assets..................................       27.9       27.9       22.9       22.9
                                                           ---------  ---------  ---------  ---------
    Total investments....................................    7,526.8    7,526.8    7,031.8    7,031.8

Cash and cash equivalents................................      274.9      274.9      641.6      641.6

Liabilities:
  Senior bank debt.......................................       75.0       75.0       75.0       75.0
  Senior Notes...........................................      498.5      568.6      498.5      539.0
  QUIPS..................................................      237.5      246.1      237.5      246.4

    It is not practicable to estimate a fair value for the Company's financial guarantees, as there is no quoted market price for such contracts, and it is not possible to reliably estimate the timing and amount of all future cash flows due to the unique nature of each of these contracts.

16. SEGMENT REPORTING

    American Re's Domestic Insurance Company Operations ("DICO") serves U.S. insurance companies by providing them with customized, integrated treaty, facultative and finite risk reinsurance programs on a direct basis. American Re's alternative market strategic business unit, Munich-American RiskPartners ("RiskPartners") provides customized risk transfer, risk sharing, and risk management solutions to self-insured clients worldwide. International Operations ("International") provides treaty, facultative and finite risk reinsurance along with a range of other customized products and services to insurance companies and other entities worldwide. In addition to its core reinsurance business, American Re, through various subsidiaries, offers a broad array of related services including investment management, actuarial and financial analysis, due diligence consulting for mergers and acquisitions, and reinsurance and insurance

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

16. SEGMENT REPORTING (CONTINUED)
brokerage. The financial results of these subsidiaries have been aggregated along with holding company operations for presentation of segment results.

                                                              YEAR ENDED DECEMBER 31, 1998
                                     ------------------------------------------------------------------------------
                                                                                 TOTAL
                                                               INTERNATIONAL   INSURANCE    FEE SUBS &
                                       DICO     RISKPARTNERS    OPERATIONS    OPERATIONS    HOLDING CO.     TOTAL
                                     ---------  -------------  -------------  -----------  -------------  ---------
REVENUES
  GROSS PREMIUMS WRITTEN...........  $ 1,888.5    $   670.1      $   558.9     $ 3,117.5            --    $ 3,117.5
                                     ---------       ------         ------    -----------        -----    ---------
    NET PREMIUMS WRITTEN...........    1,517.9        436.5          452.4       2,406.8            --      2,406.8
                                     ---------       ------         ------    -----------        -----    ---------
  PREMIUMS EARNED..................    1,573.3        392.1          453.5       2,418.9            --      2,418.9
  Net investment income............         --           --             --         420.7          (3.2)       417.5
  Net realized capital gains.......         --           --             --          92.8            --         92.8
  Other income.....................         --           --             --          (0.5)         32.3         31.8
                                     ---------       ------         ------    -----------        -----    ---------
    Total revenue..................                                              2,931.9          29.1      2,961.0
                                                                              -----------        -----    ---------
LOSSES AND EXPENSES
  LOSSES AND LAE...................    1,073.8        273.2          335.4       1,682.4            --      1,682.4
  UNDERWRITING EXPENSES............      561.3        132.6          122.5         816.4            --        816.4
  Interest expense.................         --           --             --            --          42.2         42.2
  Other expense....................         --           --             --          18.7          79.8         98.5
                                     ---------       ------         ------    -----------        -----    ---------
    Total losses and expenses......                                              2,517.5         122.0      2,639.5
                                                                              -----------        -----    ---------
  Income before income taxes.......                                                                       $   321.5
                                                                                                          ---------
                                                                                                          ---------
  UNDERWRITING LOSS................  $   (61.8)   $   (13.7)     $    (4.4)    $   (79.9)
                                     ---------       ------         ------    -----------
                                     ---------       ------         ------    -----------

LOSS AND LAE RATIO.................       68.2%        69.7%          74.0%         69.6%
UNDERWRITING EXPENSE RATIO.........       35.7         33.8           27.0          33.7
                                     ---------       ------         ------    -----------
COMBINED RATIO.....................      103.9%       103.5%         101.0%        103.3%
                                     ---------       ------         ------    -----------
                                     ---------       ------         ------    -----------

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

16. SEGMENT REPORTING (CONTINUED)

                                                              YEAR ENDED DECEMBER 31, 1997
                                     ------------------------------------------------------------------------------
                                                                                 TOTAL
                                                               INTERNATIONAL   INSURANCE    FEE SUBS &
                                       DICO     RISKPARTNERS    OPERATIONS    OPERATIONS    HOLDING CO.     TOTAL
                                     ---------  -------------  -------------  -----------  -------------  ---------
REVENUES
  GROSS PREMIUMS WRITTEN...........  $ 2,056.4    $   471.1      $   553.5     $ 3,081.0            --    $ 3,081.0
                                     ---------       ------         ------    -----------        -----    ---------
  NET PREMIUMS WRITTEN.............    1,790.8        273.8          433.1       2,497.7            --      2,497.7
                                     ---------       ------         ------    -----------        -----    ---------
    PREMIUMS EARNED................    1,782.4        286.0          417.7       2,486.1            --      2,486.1
  Net investment income............         --           --             --         429.8          (2.3)       427.5
  Net realized capital gains.......         --           --             --          87.7            --         87.7
  Other income.....................         --           --             --           1.0          40.7         41.7
                                     ---------       ------         ------    -----------        -----    ---------
    Total revenue..................                                              3,004.6          38.4      3,043.0
                                                                              -----------        -----    ---------
LOSSES AND EXPENSES
  LOSSES AND LAE...................    1,250.6        194.2          271.5       1,716.3            --      1,716.3
  UNDERWRITING EXPENSES............      585.5        108.2          144.7         838.4            --        838.4
  Interest expense.................         --           --             --            --          42.8         42.8
  Other expense....................         --           --             --         133.8          87.4        221.2
                                     ---------       ------         ------    -----------        -----    ---------
    Total losses and expenses......                                              2,688.5         130.2      2,818.7
                                                                              -----------        -----    ---------
    Income before income taxes.....                                                                       $   224.3
                                                                                                          ---------
                                                                                                          ---------
  UNDERWRITING GAIN (LOSS).........  $   (53.7)   $   (16.4)     $     1.5     $   (68.6)
                                     ---------       ------         ------    -----------
                                     ---------       ------         ------    -----------

LOSS AND LAE RATIO.................       70.2%        67.9%          65.0%         69.0%
UNDERWRITING EXPENSE RATIO.........       32.8         37.8           34.6          33.8
                                     ---------       ------         ------    -----------
COMBINED RATIO.....................      103.0%       105.7%          99.6%        102.8%
                                     ---------       ------         ------    -----------
                                     ---------       ------         ------    -----------

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

16. SEGMENT REPORTING (CONTINUED)

                                                              YEAR ENDED DECEMBER 31, 1996
                                     ------------------------------------------------------------------------------
                                                                                 TOTAL
                                                               INTERNATIONAL   INSURANCE    FEE SUBS &
                                       DICO     RISKPARTNERS    OPERATIONS    OPERATIONS    HOLDING CO.     TOTAL
                                     ---------  -------------  -------------  -----------  -------------  ---------
REVENUES
  GROSS PREMIUMS WRITTEN...........  $ 1,351.6    $   422.8      $   558.8     $ 2,333.2            --    $ 2,333.2
                                     ---------       ------         ------    -----------        -----    ---------
  NET PREMIUMS WRITTEN.............    1,177.4        283.7          441.3       1,902.4            --      1,902.4
                                     ---------       ------         ------    -----------        -----    ---------
    PREMIUMS EARNED................    1,091.9        290.4          414.4       1,796.7            --      1,796.7
  Net investment income............         --           --             --         254.6          (6.4)       248.2
  Net realized capital gains.......         --           --             --           5.3          (0.5)         4.8
  Other income.....................         --           --             --           0.3          47.2         47.5
                                     ---------       ------         ------    -----------        -----    ---------
    Total revenue..................                                              2,056.9          40.3      2,097.2
                                                                              -----------        -----    ---------
LOSSES AND EXPENSES
  LOSSES AND LAE...................      728.8        185.6          253.4       1,167.8            --      1,167.8
  UNDERWRITING EXPENSES............      313.0         91.4          129.1         533.5            --        533.5
  Interest expense.................         --           --             --            --          54.1         54.1
  Other expense....................         --           --             --           9.6          99.6        109.2
                                     ---------       ------         ------    -----------        -----    ---------
    Total losses and expenses......                                              1,710.9         153.7      1,864.6
                                                                              -----------        -----    ---------
    Income before income taxes.....                                                                       $   232.6
                                                                                                          ---------
                                                                                                          ---------
    UNDERWRITING GAIN..............  $    50.1    $    13.4      $    31.9     $    95.4
                                     ---------       ------         ------    -----------
                                     ---------       ------         ------    -----------

  LOSS AND LAE RATIO...............       66.7%        63.9%          61.1%         65.0%
  UNDERWRITING EXPENSE RATIO.......       28.7         31.5           31.2          29.7
                                     ---------       ------         ------    -----------
  COMBINED RATIO...................       95.4%        95.4%          92.3%         94.7%
                                     ---------       ------         ------    -----------
                                     ---------       ------         ------    -----------

------------------------

Elements of underwriting result are BOLD.

    The Company does not allocate certain items of revenues and expenses, nor are they included in the assessment of the segment results as reviewed by the Company's management. The assets and liabilities of the Company are generally not maintained on a segment or geographical basis. An allocation of such assets and liabilities is considered by the Company to be impracticable.

    The Company assumed net premiums written from a primarily domestic client of $152.8 or 6.3%, $68.0 or 2.7%, and $128.4 or 6.7% of total net premiums during the years ended December 31, 1998, 1997, and 1996, respectively.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

17. UNAUDITED QUARTERLY FINANCIAL DATA

    Summarized quarterly financial data were as follows:

                                                                                      1998
                                                                   ------------------------------------------
                                                                     FIRST     SECOND      THIRD     FOURTH
                                                                   ---------  ---------  ---------  ---------
Operating Data
  Premiums written...............................................  $   682.3  $   564.0  $   557.6  $   602.9
  Premiums earned................................................      592.9      576.1      581.8      668.1
  Losses and LAE.................................................      395.4      394.9      441.4      450.7
  Underwriting expenses..........................................      193.9      194.0      189.9      238.6
  Underwriting loss..............................................        3.6      (12.8)     (49.5)     (21.3)
  Net investment income..........................................      110.6      105.5      103.3       98.1
  Interest expense...............................................       10.5       10.6       10.5       10.6
  Net income to common stockholders..............................       82.9       64.2       32.6       46.3
  Comprehensive income...........................................       73.1       67.3       72.4       53.9

                                                                                      1997
                                                                   ------------------------------------------
                                                                     FIRST     SECOND      THIRD     FOURTH
                                                                   ---------  ---------  ---------  ---------
Operating Data
  Premiums written...............................................  $   840.6  $   636.0  $   550.0  $   471.1
  Premiums earned................................................      654.3      679.8      552.8      599.2
  Losses and LAE.................................................      449.9      469.4      398.4      398.6
  Underwriting expenses..........................................      210.9      213.7      198.2      215.6
  Underwriting loss..............................................       (6.5)      (3.2)     (43.9)     (15.0)
  Net investment income..........................................      103.6      106.3      107.6      110.0
  Interest expense...............................................       11.2       10.5       10.6       10.5
  Net income to common stockholders..............................       52.7       33.1       50.9       84.7
  Comprehensive income...........................................  $   (20.3) $    88.1  $   112.7  $   103.8

                                                                      SCHEDULE I

                            AMERICAN RE CORPORATION
                             SUMMARY OF INVESTMENTS

                   OTHER THAN INVESTMENTS IN RELATED PARTIES

                               DECEMBER 31, 1998

                             (DOLLARS IN MILLIONS)

                                                                                                       AMOUNT AT
                                                                                                         WHICH
                                                                                                      SHOWN IN THE
                                                                               AMORTIZED     FAIR       BALANCE
                             TYPE OF INVESTMENT                                  COST        VALUE       SHEET
----------------------------------------------------------------------------  -----------  ---------  ------------
FIXED MATURITIES:
  Bonds available for sale:
    U.S. Government and government agencies.................................   $   610.0   $   645.1   $    645.1
    States, municipalities and political subdivisions.......................     2,561.1     2,637.0      2,637.0
    Mortgage backed securities..............................................     1,194.9     1,218.6      1,218.6
    Foreign governments.....................................................       329.5       342.9        342.9
    Public utilities........................................................        93.6        94.8         94.8
    Corporate bonds.........................................................     1,899.5     1,937.6      1,937.6
                                                                              -----------  ---------  ------------
      Total bonds available for sale........................................     6,688.6     6,876.0      6,876.0
                                                                              -----------  ---------  ------------
    Preferred securities....................................................        76.7        77.3         77.3
                                                                              -----------  ---------  ------------
      Total fixed maturities................................................     6,765.3     6,953.3      6,953.3
                                                                              -----------  ---------  ------------

EQUITY SECURITIES:
  Common stock:
    Public utilities........................................................        33.2        40.7         40.7
    Banks, trust and insurance companies....................................        70.7        74.4         74.4
    Industrial and miscellaneous and all other..............................       384.8       430.1        430.1
                                                                              -----------  ---------  ------------
      Total equity securities...............................................       488.7       545.2        545.2
                                                                              -----------  ---------  ------------
    Other investments.......................................................        27.9        27.9         27.9
                                                                              -----------  ---------  ------------
      Total investments.....................................................   $ 7,281.9   $ 7,526.4   $  7,526.4
                                                                              -----------  ---------  ------------
                                                                              -----------  ---------  ------------

                                                                     SCHEDULE II

                            AMERICAN RE CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                             (PARENT COMPANY ONLY)

                            CONDENSED BALANCE SHEET

                             (DOLLARS IN MILLIONS)

                                                                             DECEMBER 31, 1998  DECEMBER 31, 1997
                                                                             -----------------  -----------------
ASSETS
  Investment in subsidiaries...............................................     $   3,622.3        $   3,337.8
  Cash.....................................................................            27.5                6.0
  Deferred financing fees..................................................            26.0               26.8
  Current federal income taxes recoverable.................................            25.6               57.3
  Other assets.............................................................           154.2              113.2
                                                                                   --------           --------
    Total assets...........................................................     $   3,855.6        $   3,541.1
                                                                                   --------           --------
                                                                                   --------           --------
LIABILITIES
  Interest payable.........................................................     $       1.2        $       0.9
  Bank debt--term loan.....................................................            75.0               75.0
  Senior notes.............................................................           498.5              498.5
  Junior subordinated debt.................................................           244.8              244.8
  Other liabilities........................................................           183.0              135.5
                                                                                   --------           --------
    Total liabilities......................................................         1,002.5              954.7
                                                                                   --------           --------
STOCKHOLDERS' EQUITY
  Common stock.............................................................              --                 --
  Additional paid in capital...............................................         1,332.4            1,332.4
  Retained earnings........................................................         1,397.6            1,171.6
  Accumulated other comprehensive income...................................           123.1               82.4
                                                                                   --------           --------
    Total stockholders' equity.............................................         2,853.1            2,586.4
                                                                                   --------           --------
    Total liabilities and stockholders' equity.............................     $   3,855.6        $   3,541.1
                                                                                   --------           --------
                                                                                   --------           --------

                                                                     SCHEDULE II

                            AMERICAN RE CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                             (PARENT COMPANY ONLY)

            CONDENSED STATEMENT OF OPERATIONS AND RETAINED EARNINGS

                             (DOLLARS IN MILLIONS)

                                                             YEAR ENDED         YEAR ENDED         YEAR ENDED
                                                          DECEMBER 31, 1998  DECEMBER 31, 1997  DECEMBER 31, 1996
                                                          -----------------  -----------------  -----------------
REVENUE
  Net investment income.................................     $       1.4        $       1.1         $     1.0
  Other income..........................................            20.5               11.5              11.9
                                                                --------           --------           -------
    Total...............................................            21.9               12.6              12.9
                                                                --------           --------           -------
EXPENSES
  Interest expense......................................            63.0               63.6              74.9
  Operating expenses....................................            27.5               30.6              42.1
                                                                --------           --------           -------
    Total expenses......................................            90.5               94.2             117.0
                                                                --------           --------           -------
    Operating loss before federal income taxes..........           (68.6)             (81.6)           (104.1)
Federal income taxes....................................           (23.6)             (27.1)            (24.4)
                                                                --------           --------           -------
    Loss before equity in undistributed net income of
      subsidiaries......................................           (45.0)             (54.5)            (79.7)
Equity in undistributed net income of subsidiaries......           271.0              275.9             225.4
                                                                --------           --------           -------
    Income before extraordinary loss....................           226.0              221.4             145.7
Extraordinary loss, net of applicable income taxes of
  $18.3.................................................              --                 --             (34.0)
                                                                --------           --------           -------
    Net income to common stockholders...................           226.0              221.4             111.7
Retained earnings at beginning of period................         1,171.6              950.6              87.3
                                                                --------           --------           -------
                                                                 1,397.6            1,172.0             199.0
  Dividends to common stockholders......................              --               (0.4)            (14.2)
                                                                --------           --------           -------
Retained earnings at end of period......................         1,397.6            1,171.6             184.8
  Merger-related adjustment.............................              --                 --             765.8
                                                                --------           --------           -------
Retained earnings (restated)............................     $   1,397.6        $   1,171.6         $   950.6
                                                                --------           --------           -------
                                                                --------           --------           -------

                                                                     SCHEDULE II

                            AMERICAN RE CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                             (PARENT COMPANY ONLY)

                       CONDENSED STATEMENT OF CASH FLOWS

                             (DOLLARS IN MILLIONS)

                                                             YEAR ENDED         YEAR ENDED         YEAR ENDED
                                                          DECEMBER 31. 1998  DECEMBER 31, 1997  DECEMBER 31, 1996
                                                          -----------------  -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income to common stockholders.....................      $   226.0          $   221.4          $   111.7
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH PROVIDED BY
  OPERATING ACTIVITIES:
  Equity in undistributed net income of subsidiaries....         (271.0)            (275.9)            (225.4)
  Interest payable (receivable).........................            0.3                 --              (13.5)
  Increase (decrease) in intercompany payables..........          (19.3)              15.1               10.0
  Increase (decrease) in current and deferred federal
    income tax liability................................           35.6              (56.4)             (27.4)
  Increase (decrease) in other, net.....................           14.9               24.3               53.3
                                                                -------            -------            -------
    Net cash used in operating activities...............          (13.5)             (71.5)             (91.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividend received from subsidiary.....................           35.0              105.0               70.0
  Proceeds from borrowing of senior notes...............             --                 --              498.4
  Defeasance of principal of senior subordinated debt...             --                 --             (450.0)
  Stock option and award proceeds from parent...........             --                 --              204.2
  Stock option and award payments.......................             --                 --             (203.5)
  Merger-related expense payments.......................             --                 --              (34.1)
  Loan from parent......................................             --              (35.9)              35.9
  Investment in subsidiary..............................             --              (12.5)                --
  Dividends to common stockholders......................             --               (0.4)             (14.2)
  Other capital contributions...........................             --                 --                5.2
                                                                -------            -------            -------
    Net cash provided by financing activities...........           35.0               56.2              111.9
                                                                -------            -------            -------
    Net increase (decrease) in cash.....................           21.5              (15.3)              20.6
Cash and cash equivalents, beginning of period..........            6.0               21.3                0.7
                                                                -------            -------            -------
Cash and cash equivalents, end of period................      $    27.5          $     6.0          $    21.3
                                                                -------            -------            -------
                                                                -------            -------            -------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Income taxes paid (refunded), net.....................      $   (59.3)         $    29.3          $   (21.0)
  Interest paid.........................................      $    63.0          $    63.6          $   117.7

           SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    AMERICAN RE CORPORATION (PARENT COMPANY)
                    NOTES TO CONDENSED FINANCIAL INFORMATION

    The condensed financial information of American Re Corporation for the years ended December 31, 1998, 1997, and 1996, should be read in conjunction with the consolidated financial statements of American Re Corporation and subsidiaries and the notes thereto. Investment in subsidiaries is accounted for using the equity method of accounting.

                                                                    SCHEDULE III
                            AMERICAN RE CORPORATION
                       SUPPLEMENTAL INSURANCE INFORMATION
                             (DOLLARS IN MILLIONS)

                                                                               NET
                                                                            BENEFITS,
                                                                DEFERRED     LOSSES,
                                                                 POLICY     CLAIMS AND                             NET
                                                               ACQUISITION     LOSS      UNEARNED     EARNED    INVESTMENT
SEGMENT                                                           COSTS      EXPENSES    PREMIUMS    PREMIUMS   INCOME (1)
-------------------------------------------------------------  -----------  ----------  ----------  ----------  ----------
YEAR ENDED DECEMBER 31, 1998

  DICO.......................................................   $   235.7   $  3,636.4  $    782.6  $  1,573.3          --
  RiskPartners...............................................        69.9        667.7       325.9       392.1          --
  International Operations...................................        52.1        760.8       172.0       453.5          --
                                                               -----------  ----------  ----------  ----------  ----------
  Total......................................................   $   357.7   $  5,064.9  $  1,280.5  $  2,418.9          --
                                                               -----------  ----------  ----------  ----------  ----------
                                                               -----------  ----------  ----------  ----------  ----------
YEAR ENDED DECEMBER 31, 1997
  DICO.......................................................   $   254.1   $  3,762.1  $    823.3  $  1,782.4          --
  RiskPartners...............................................        56.7        727.6       275.6       286.0          --
  International Operations...................................        45.9        613.1       171.0       417.7          --
                                                               -----------  ----------  ----------  ----------  ----------
  Total......................................................   $   356.7   $  5,102.8  $  1,269.9  $  2,486.1          --
                                                               -----------  ----------  ----------  ----------  ----------
                                                               -----------  ----------  ----------  ----------  ----------
YEAR ENDED DECEMBER 31, 1996
  DICO.......................................................       236.8   $  3,659.2  $    888.5  $  1,091.9          --
  RiskPartners...............................................        58.8        613.3       279.6       290.4          --
  International Operations...................................        41.3        576.2       153.9       414.4          --
                                                               -----------  ----------  ----------  ----------  ----------
  Total......................................................   $   336.9   $  4,848.7  $  1,322.0  $  1,796.7          --
                                                               -----------  ----------  ----------  ----------  ----------
                                                               -----------  ----------  ----------  ----------  ----------


                                                                           AMORTIZATION
                                                                 CLAIMS    OF DEFERRED
                                                               AND CLAIM      POLICY
                                                               ADJUSTMENT  ACQUISITION   UNDERWRITING   PREMIUMS
SEGMENT                                                         EXPENSE       COSTS        EXPENSES     WRITTEN
-------------------------------------------------------------  ----------  ------------  ------------  ----------
YEAR ENDED DECEMBER 31, 1998
  DICO.......................................................  $  1,073.8   $    254.1    $    561.3   $  1,517.9
  RiskPartners...............................................       273.2         56.7         132.6        436.5
  International Operations...................................       335.4         45.9         122.5        452.4
                                                               ----------       ------   ------------  ----------
  Total......................................................  $  1,682.4   $    356.7    $    816.4   $  2,406.8
                                                               ----------       ------   ------------  ----------
                                                               ----------       ------   ------------  ----------
YEAR ENDED DECEMBER 31, 1997
  DICO.......................................................  $  1,250.6   $    236.8    $    585.5   $  1,790.8
  RiskPartners...............................................       194.2         58.8         108.2        273.8
  International Operations...................................       271.5         41.3         144.7        433.1
                                                               ----------       ------   ------------  ----------
  Total......................................................  $  1,716.3   $    336.9    $    838.4   $  2,497.7
                                                               ----------       ------   ------------  ----------
                                                               ----------       ------   ------------  ----------
YEAR ENDED DECEMBER 31, 1996
  DICO.......................................................  $    728.8   $    145.1    $    313.0   $  1,177.4
  RiskPartners...............................................       185.6         56.0          91.4        283.7
  International Operations...................................       253.4         34.1         129.1        441.3
                                                               ----------       ------   ------------  ----------
  Total......................................................  $  1,167.8   $    235.2    $    533.5   $  1,902.4
                                                               ----------       ------   ------------  ----------
                                                               ----------       ------   ------------  ----------

------------------------

(1) The Company does not allocate net investment income by reportable segment, as it is not included in the assessment of the segment results as reviewed by the Company's management.

                                                                     SCHEDULE IV
                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                                  REINSURANCE

                   (DOLLARS IN MILLIONS, EXCEPT PERCENTAGES)

                                                                              CEDED TO      ASSUMED                 PERCENTAGE
                                                                    GROSS       OTHER     FROM OTHER      NET        OF AMOUNT
                                                                   AMOUNT     COMPANIES    COMPANIES    AMOUNT    ASSUMED TO NET
                                                                  ---------  -----------  -----------  ---------  ---------------
YEAR ENDED DECEMBER 31, 1998:
  Life insurance in force.......................................  $      --   $      --    $      --   $      --
                                                                  ---------  -----------  -----------  ---------
                                                                  ---------  -----------  -----------  ---------
PREMIUMS:
  Life insurance................................................  $      --   $      --    $      --   $      --            --%
  Accident and health insurance.................................         --          --           --          --            --
  Property-liability insurance..................................      194.1       690.0      2,914.8     2,418.9         120.5
  Title insurance...............................................         --          --           --          --            --
                                                                  ---------  -----------  -----------  ---------         -----
      Total Premiums............................................  $   194.1   $   690.0    $ 2,914.8   $ 2,418.9         120.5%
                                                                  ---------  -----------  -----------  ---------         -----
                                                                  ---------  -----------  -----------  ---------         -----

YEAR ENDED DECEMBER 31, 1997:
  Life insurance in force.......................................  $      --   $      --    $      --   $      --
                                                                  ---------  -----------  -----------  ---------
                                                                  ---------  -----------  -----------  ---------
PREMIUMS:
  Life insurance................................................  $      --   $      --    $      --   $      --            --%
  Accident and health insurance.................................         --          --           --          --            --
  Property-liability insurance..................................      119.0       636.4      3,003.5     2,486.1         120.8
  Title insurance...............................................         --          --           --          --            --
                                                                  ---------  -----------  -----------  ---------         -----
      Total Premiums............................................  $   119.0   $   636.4    $ 3,003.5   $ 2,486.1         120.8%
                                                                  ---------  -----------  -----------  ---------         -----
                                                                  ---------  -----------  -----------  ---------         -----

YEAR ENDED DECEMBER 31, 1996:
  Life insurance in force.......................................  $      --   $      --    $      --   $      --
                                                                  ---------  -----------  -----------  ---------
                                                                  ---------  -----------  -----------  ---------
PREMIUMS:
  Life insurance................................................  $      --   $      --    $      --   $      --            --%
  Accident and health insurance.................................         --          --           --          --            --
  Property-liability insurance..................................       34.7       399.0      2,161.0     1,796.7         120.3
  Title insurance...............................................         --          --           --          --            --
                                                                  ---------  -----------  -----------  ---------         -----
      Total Premiums............................................  $    34.7   $   399.0    $ 2,161.0   $ 1,796.7         120.3%
                                                                  ---------  -----------  -----------  ---------         -----
                                                                  ---------  -----------  -----------  ---------         -----

                                                                     SCHEDULE VI

                    AMERICAN RE CORPORATION AND SUBSIDIARIES
    SUPPLEMENTAL INFORMATION (FOR PROPERTY-CASUALTY INSURANCE UNDERWRITERS)
                             (DOLLARS IN MILLIONS)

                                                                                                                      CLAIMS
                                                                                                                     AND CLAIM
                                                                                                                     ADJUSTMENT
                                                                                                                     EXPENSES
                                                      RESERVES FOR    DISCOUNT,                                      INCURRED
                                          DEFERRED    UNPAID CLAIMS    IF ANY                                        RELATEDTO:
                                           POLICY      AND CLAIMS     DEDUCTED                              NET      ---------
                                         ACQUISITION   ADJUSTMENT    IN PREVIOUS  UNEARNED    EARNED    INVESTMENT    CURRENT
AFFILIATION WITH REGISTRANT                 COSTS       EXPENSES       COLUMN     PREMIUMS   PREMIUMS     INCOME       YEAR
---------------------------------------  -----------  -------------  -----------  ---------  ---------  -----------  ---------
YEAR ENDED DECEMBER 31, 1998
(a) Consolidated property-casualty
  insurance entities...................   $   357.7    $   7,334.1     Note (1)   $ 1,280.5  $ 2,418.9   $   417.5   $ 1,620.4
(b) Unconsolidated property-casualty
  insurance entities...................
                                         -----------  -------------  -----------  ---------  ---------  -----------  ---------
YEAR ENDED DECEMBER 31, 1997
(a) Consolidated property-casualty
  insurance entities...................   $   356.7    $   7,469.3     Note (1)   $ 1,269.9  $ 2,486.1   $   427.5   $ 1,642.1
(b)Unconsolidated property-casualty
  insurance entities...................
                                         -----------  -------------  -----------  ---------  ---------  -----------  ---------
YEAR ENDED DECEMBER 31, 1996
(a) Consolidated property-casualty
  insurance entities...................   $   336.9    $   7,178.3     Note (1)   $ 1,322.0  $ 1,796.7   $   248.2   $ 1,167.7
(b)Unconsolidated property-casualty
  insurance entities...................
                                         -----------  -------------  -----------  ---------  ---------  -----------  ---------


                                                    AMORTIZATION
                                                     OF DEFERRED   PAID CLAIMS
                                                       POLICY      AND CLAIMS
                                           PRIOR     ACQUISITION   ADJUSTMENT    PREMIUMS
AFFILIATION WITH REGISTRANT                YEAR         COSTS       EXPENSES      WRITTEN
---------------------------------------  ---------  -------------  -----------  -----------
YEAR ENDED DECEMBER 31, 1998
(a) Consolidated property-casualty
  insurance entities...................  $    62.0    $   356.7     $ 1,720.3    $ 2,406.8
(b) Unconsolidated property-casualty
  insurance entities...................
                                         ---------       ------    -----------  -----------
YEAR ENDED DECEMBER 31, 1997
(a) Consolidated property-casualty
  insurance entities...................  $    74.2    $   336.9     $ 1,462.2    $ 2,497.7
(b)Unconsolidated property-casualty
  insurance entities...................
                                         ---------       ------    -----------  -----------
YEAR ENDED DECEMBER 31, 1996
(a) Consolidated property-casualty
  insurance entities...................  $     0.1    $   235.2     $   910.0    $ 1,902.4
(b)Unconsolidated property-casualty
  insurance entities...................
                                         ---------       ------    -----------  -----------

------------------------

(1) Workers' compensation reserves are discounted at 4.5%. The estimated amount of discount is $645.0, $592.7, and $505.5 as of December 31, 1998, 1997 and
     1996, respectively.

                               INDEX TO EXHIBITS

                                                                                                 PAGE NUMBER IN
EXHIBIT                                                                                       SEQUENTIAL NUMBERING
   NO.                                       DESCRIPTION                                             SYSTEM
---------  --------------------------------------------------------------------------------  -----------------------

     2.1   Agreement and Plan of Merger, dated as of August 13, 1996, by and among the
           Company, Munich Re and Puma Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Munich Re ("Sub"), is incorporated by reference from the Company's Form 8-K, Exhibit 2, as filed with the Securities and Exchange
           Commission on August 14, 1996.

     2.2   Amendment dated as of October 23, 1996, to the Agreement and Plan of Merger,
           dated as of August 13, 1996, by and among the Company, Munich Re and Sub, is incorporated by reference from the Company Form 10-K, Exhibit 2.2, as filed with the Securities and Exchange Commission on March 27, 1997.

     2.3   Agreement and Plan of Merger, dated as of May 1, 1997, by and among the Company.
           American Reinsurance, and Munich American Reinsurance Company.

     3.1   Restated Certificate of Incorporation of the Company is incorporated by reference from the Company's Form S-I, Registration Statement No. 33-49110.
           Exhibit 3.1, as filed with the Securities and Exchange Commission on July 1,
           1992.

     3.2   Certificate of Amendment to the Restated Certificate of Incorporation of the
           Company is incorporated by reference from Amendment No. 2 to the Company's Form
           S-1. Registration Statement No. 33-54938. Exhibit 3.3. as filed with the

     4.1   Indenture, dated as of December 24, 1996, among the Company and State Street
           Bank and Trust Company, as Trustee, relating to the 7.45% Senior Notes, Due 2026 is incorporated by reference from the Company's Form S-4, Registration No.
           333-20663, Exhibit 4.1, as filed with the Securities and Exchange Commission on
           January 29, 1997.

     4.2   Registration Rights Agreement, dated as of December 24, 1996, among the Company,
           Goldman, Sachs & Co., Donaldson, Lufkin & Jenrette, Merrill Lynch & Co.. J.P.
           Morgan & Co., Morgan Stanley & Co. Incorporated, Solomon Brothers Inc., Smith
           Barney Inc. and UBS Securities is incorporated by reference from the Company's
           Form 5-4, Registration No. 333-20663, Exhibit 4.4, as tiled with the Securities and Exchange Commission on January 29, 1997.

     4.3   Form of Amended and Restated Trust Agreement between the Company and The Bank of
           New York, as Property Trustee, The Bank of New York (Delaware) as Delaware
           Trustee, and the Administrative Trustees named therein, relating to the 8 1/2%
           Cumulative Quarterly Preferred Securities due 2025 (including the form of
           Preferred Securities), is incorporated by reference from Amendment No. 1 to the
           Company's Form S3, Registration Statement No. 33-94558, Exhibit 4.2, as filed with the Securities and Exchange Commission on August 21, 1995.

                                                                                                 PAGE NUMBER IN
EXHIBIT                                                                                       SEQUENTIAL NUMBERING
   NO.                                       DESCRIPTION                                             SYSTEM
---------  --------------------------------------------------------------------------------  -----------------------
     4.4   Form of Indenture between the Company and The Bank of New York, as Debenture
           Trustee, relating to the 8 1/2% Cumulative Quarterly Preferred Securities due
           2025 (including the form of Junior Subordinated Debentures), is incorporated by

     4.5   Form of Guarantee Agreement between the Company and The Bank of New York, as
           Guarantee Trustee, relating to the 8 1/2% Cumulative Quarterly Preferred
           Securities due 2025. is incorporated by reference from Amendment No. 1 to the
           Company's Form S-3, Registration Statement No. 33-94553, Exhibit 4.6, as file with the Securities and Exchange Commission on August 22, 1995.

    10.1   Aggregate Excess of Loss Reinsurance Contract No. 2815-0010 dated as of April 6.
           1992. between National Indemnity Company and American Re, as amended by
           Endorsement No. 1 thereto dated as of November 11, 1990 and Endorsement No. 2 thereto dated June 11, 1992 (together with letter of confirmation dated June 11,
           1992 between such parties) is incorporated by reference from the Company's Form
           S-1, Registration Statement No. 33-49110, Exhibit 10.2, as filed with the
           Securities and Exchange Commission on July 1, 1992.

    10.2   Aggregate Excess of Loss Reinsurance Agreement Contract No. 30230 dated as of
           September 30, 1992 by and between American Re-lnsurance Company and The Aetna
           Casualty and Surety Company is incorporated by reference from the Company's Form
           20-K, Exhibit 10.3, as filed with the Securities and Exchange Commission on
           March 31, 1993.

    10.3   American Re-Insurance Company Supplemental Employees Pension Plan for certain employees of American Re-Insurance Company effective January 1, 1985 and as amended and restated as of January 1, 1992 is incorporated by reference from
           Amendment No. 2 to The Company's Form S-1,

    10.4   American Re-Insurance Company Incentive Compensation Plan for officers and other key employees as amended and in effect October 26, 1990 is incorporated by reference from Amendment No. 2 to the Company's Form S-1, Registration Statement
           No. 33-49110, Exhibit 10.5, as filed with the Securities and Exchange Commission on August 28, 1992.

    10.5   American Re Insurance Company Supplemental Incentive Savings Plan for certain employees of American Re-Insurance Company as adopted January 29, 1988 is incorporated by reference from Amendment No. 2 to the Company's Form S-1,
           Registration Statement No. 33-49110, Exhibit 10.8 as filed with the Securities and Exchange Commission on August 28, 1992.

    10.6   American Re-Insurance Company Savings Plan for certain employees of American
           Re-Insurance Company effective October 1, 1992 is incorporated by reference from the Company's Form S-1 Registration Statement. No. 33-54938, Exhibit 10.7, as
           filed with the Securities and Exchange Commission on November 24, 1992.

                                                                                                 PAGE NUMBER IN
EXHIBIT                                                                                       SEQUENTIAL NUMBERING
   NO.                                       DESCRIPTION                                             SYSTEM
---------  --------------------------------------------------------------------------------  -----------------------
    10.7   Multiple Line Domestic Quota Share Reinsurance Contract together with endorsements thereto (American Re reference #2815-9001) effective January 1,
           1986 between American Re and National Indemnity Company is incorporated by reference from the Amendment No. 2 to the Company's Form S-1 Registration
           Statement No. 33-54938, Exhibit 10.27, as filed with the Securities Exchange
           Commission on January 25, 1993.

    10.8   Amended and Restated American Re-Insurance Company Group Incentive Compensation
           Plan for officers and other key employees; renamed the American Re-Insurance
           Company Group Senior Executive Compensation Plan, effective as of January 1,
           1993, is incorporated by reference from the Company's Form 10-Q, Exhibit 10.89, as filed with the Securities and Exchange Commission on November 15, 1993.

    10.9   American Re-Insurance Company Group Executive Incentive Compensation Plan,
           effective as of January 1. 1993, is incorporated by reference from the Company's
           Form 10-Q Exhibit 10.9, as filed with the Securities and Exchange Commission on
           November 15, 1993.

    10.10  Amendment of the American Re-Insurance Company Savings Plan, dated November 18,
           1993, is incorporated by referenced from the Company's form 5-8, Registration
           Statement No. 33-763 74, Exhibit 4.22, as filed with the Securities and Exchange
           Commission on March 11, 1994.

    10.11  Amendment of the American Re-Insurance Company Savings Plan dated March 9, 1994 is incorporated by reference from the Company's Form S-8, Registration Statement
           No. 33-76374, Exhibit 4.23, as filed with the Securities and Exchange Commission on March 11, 1994.

    10.12  American Re-Insurance Company Savings Plan as amended and restated effective as of January 1, 1994 is incorporated by reference from the Company's Form 10-K.
           Exhibit 10.36, as filed with the Securities and Exchange Commission on March 31,
           1995.

    10.14  First Casualty Facultativc Excess Reinsurance Agreement between American
           Re-Insurance and National Indemnity Company effective January 11, 1992 is incorporated by reference from the Company's Form 10-K. Exhibit 10.41, as filed with the Securities and Exchange Commission on March 31, 1995,

    10.15  Credit Agreement dated as of January 29, 1996 among the Company, Bank of America
           National Trust and Savings Association, as Agent, and other Financial
           Institutions Party thereto is incorporated by reference from the Company's 104,
           Exhibit 10.42, as filed with the Securities and Exchange Commission on March 29,
           1996.

   *10.16  Form of Employment Agreement between the Company and certain executive officers of the Company.

    10.17  Senior Executive Deferred Compensation Plan is incorporated by reference from the Company's 10-K. Exhibit 10.20, as filed with the Securities and Exchange
           Commission on March 27, 1997.

                                                                                                 PAGE NUMBER IN
EXHIBIT                                                                                       SEQUENTIAL NUMBERING
   NO.                                       DESCRIPTION                                             SYSTEM
---------  --------------------------------------------------------------------------------  -----------------------
    10.19  Long Term Incentive Plan for Executive and Key Employees of the Company is
           incorporated by reference from the Company's 10-K, Exhibit 10.19, as filed with the Securities and Exchange Commission on March 30, 1998.

   *21     Subsidiaries of the Company.

   *27     Financial Data Schedule.

------------------------

*   filed herewith