Form 10-Q
period 1999-03-31
AMERICAN RE CORP
filed 1999-05-14
CIK 889217

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended MARCH 31, 1999, or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______.

FOR THE QUARTER ENDED MARCH 31, 1999              COMMISSION FILE NUMBER 1-11688

                                 ---------------

                             AMERICAN RE CORPORATION
             (Exact name of registrant as specified in its charter)

                                 ---------------

                  DELAWARE                              13-3672116
                  --------                              ----------
       (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)                Identification No.)

           555 COLLEGE ROAD EAST
           PRINCETON, NEW JERSEY                        08543-5241
  ----------------------------------------              ----------
  (Address of principal executive offices)              (zip code)

                                 ---------------

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

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE.

COMMON STOCK -$.01 PAR VALUE                             149.49712
----------------------------                         ------------------
    Description of Class                             Shares Outstanding
                                                     as of May 13, 1999

                             AMERICAN RE CORPORATION

                               INDEX TO FORM 10-Q

PART I FINANCIAL INFORMATION

   Item 1 -
                                                                                    Page
                                                                                    ----
           Consolidated balance sheets at March 31, 1999 (unaudited), and December 31, 1998..............................................  1

           Consolidated statements of income for the three-month
                periods ended March 31, 1999, and 1998 (unaudited).................  2

           Consolidated statements of cash flows for the three-month
                periods ended March 31, 1999, and 1998 (unaudited).................  3

           Notes to consolidated interim financial statements......................  4

   Item 2 -

           Management's discussion and analysis of
                the Company's Results of Operations and Financial Condition........  8

PART II OTHER INFORMATION.......................................................... 14

PART I. FINANCIAL INFORMATION

                    AMERICAN RE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                                              (UNAUDITED)
ASSETS:                                                                                      MARCH 31, 1999  DECEMBER 31, 1998
-------                                                                                      ---------------------------------
Investments
   Fixed Maturities
      Bonds available for sale, at fair value (amortized cost:
         March 31, 1999 - $6,629.4;  December 31, 1998 - $6,688.6) ........................      $ 6,723.5        6,876.0
      Preferred stock available for sale, at fair value (amortized cost:
         March 31, 1999 - $76.8; December 31, 1998 - $76.7) ...............................           77.4           77.3
   Equity securities available for sale, at fair value (cost:  March 31,
         1999 - $511.2; December 31, 1998 - $488.7) .......................................          548.6          545.2
   Other invested assets ..................................................................           27.2           27.9
Cash and cash equivalents .................................................................          338.6          274.9
                                                                                                 ------------------------
           Total investments and cash .....................................................        7,715.3        7,801.3
Accrued investment income .................................................................           89.5           85.4
Premiums and other receivables ............................................................        1,298.5        1,315.5
Deferred policy acquisition costs .........................................................          399.0          357.7
Reinsurance recoverables on paid and unpaid losses ........................................        2,558.6        2,343.1
Funds held by ceding companies ............................................................          427.5          408.9
Prepaid reinsurance premiums ..............................................................          145.5          148.2
Deferred federal income taxes .............................................................          190.8          142.6
Other assets ..............................................................................          896.1          941.3
                                                                                                 ------------------------
           Total assets ...................................................................      $13,720.8       13,544.0
                                                                                                 ========================
LIABILITIES:
Loss and loss adjustment expense reserves .................................................      $ 7,384.6        7,334.1
Unearned premium reserve ..................................................................        1,451.6        1,280.5
                                                                                                 ------------------------
           Total insurance reserves .......................................................        8,836.2        8,614.6
Loss balances payable .....................................................................          338.4          412.1
Funds held under reinsurance treaties .....................................................          326.8          273.7
Senior bank debt ..........................................................................           75.0           75.0
Senior notes ..............................................................................          498.5          498.5
Other liabilities .........................................................................          576.0          579.5
                                                                                                 ------------------------
           Total liabilities ..............................................................       10,650.9       10,453.4
                                                                                                 ------------------------
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding as all of its assets
    Junior Subordinated Debentures ........................................................          237.5          237.5
                                                                                                 ------------------------
STOCKHOLDERS' EQUITY:
Common stock, par value: $0.01 per share; authorized:
    1,000 shares; issued and outstanding:  March 31, 1999, and
    December 31, 1998 - 149.49712 shares ..................................................           --             --
Additional paid-in capital ................................................................        1,332.4        1,332.4
Retained earnings .........................................................................        1,454.6        1,397.6
Accumulated other comprehensive income ....................................................           45.4          123.1
                                                                                                 ------------------------
           Total stockholders' equity .....................................................        2,832.4        2,853.1
                                                                                                 ------------------------
           Total liabilities, Company-obligated mandatorily redeemable
              preferred securities of subsidiary trust and stockholders' equity ...........      $13,720.8       13,544.0
                                                                                                 ========================

SEE ACCOMPANYING NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                     THREE-MONTH PERIOD ENDED MARCH 31,
                                                                             1999          1998
                                                                            ---------------------
REVENUE:
   Premiums written ....................................................    $ 757.5       $ 682.3
   Change in unearned premium reserve ..................................     (177.7)        (89.4)
                                                                            ---------------------
         Premiums earned ...............................................      579.8         592.9
   Net investment income ...............................................      107.0         110.6
   Net realized capital gains ..........................................       20.7          31.9
   Other income ........................................................       14.5          11.4
                                                                            ---------------------
         Total revenue .................................................      722.0         746.8
                                                                            ---------------------
LOSSES AND EXPENSES:
   Losses and loss adjustment expenses .................................      396.7         395.4
   Commission expense ..................................................      150.9         138.7
   Operating expense ...................................................       59.2          55.2
   Interest expense ....................................................       10.5          10.5
   Other expense .......................................................       25.5          23.8
                                                                            ---------------------
         Total losses and expenses .....................................      642.8         623.6
                                                                            ---------------------
         Income before income taxes, minority interest and
             distributions on preferred securities of subsidiary trust .       79.2         123.2
   Federal and foreign income taxes ....................................       18.9          37.0
                                                                            ---------------------
         Income before minority interest and distributions on
             preferred securities of subsidiary trust ..................       60.3          86.2
   Distributions on preferred securities of subsidiary trust,
      net of applicable income tax of $1.7 .............................       (3.3)         (3.3)
                                                                            ---------------------
         Net income to common stockholders .............................    $  57.0       $  82.9
                                                                            =====================

SEE ACCOMPANYING NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                            THREE-MONTH PERIOD ENDED MARCH 31,
                                                                    1999        1998
                                                                  ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income .............................................      $   57.0     $   82.9
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Decrease (increase) in accrued investment income ....          (4.1)         1.7
       Decrease (increase) in premiums and other receivables          17.0       (159.8)
       Increase in deferred policy acquisition costs .......         (41.3)       (29.0)
       Increase in insurance reserves ......................         221.6        159.0
       Decrease in current and deferred federal and foreign
          income tax assets ................................          13.9         44.6
       Change in other assets and liabilities, net .........        (226.0)       (29.2)
       Depreciation expense on property and equipment ......           2.4          2.1
       Net realized capital gains ..........................         (20.7)       (31.9)
       Change in other, net ................................           4.3          3.8
                                                                  ---------------------
         Net cash provided by operating activities .........          24.1         44.2
                                                                  ---------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments available for sale:
       Purchases ...........................................        (948.1)    (2,376.4)
       Maturities ..........................................         121.9        101.2
       Sales ...............................................         868.0      1,963.5
    Other investments:
       Purchases ...........................................          (0.3)        (1.1)
       Sales ...............................................           1.3         --
    Cost of additions to property and equipment ............          (3.3)        (4.8)
                                                                  ---------------------
         Net cash provided by (used in) investing activities          39.5       (317.6)
                                                                  ---------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS           0.1          0.1
                                                                  ---------------------
         Net increase in cash and cash equivalents .........          63.7       (273.3)
Cash and cash equivalents, beginning of period .............         274.9        641.6
                                                                  ---------------------
Cash and cash equivalents, end of period ...................      $  338.6     $  368.3
                                                                  =====================

SEE ACCOMPANYING NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

                             AMERICAN RE CORPORATION
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

1.     BASIS OF PRESENTATION

       American Re Corporation ("American Re" or the "Company") primarily acts as the holding company for American Re-Insurance Company ("American Re-Insurance"). American Re-Insurance underwrites property and casualty reinsurance on a direct basis in both the domestic and international markets. The Company is a 93% owned subsidiary of Munich Reinsurance Company ("Munich Re"), a company organized under the laws of Germany.

       The information for the interim periods ended March 31, 1999, and 1998, is unaudited. The interim consolidated financial statements have been prepared on the basis of generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. Intercompany accounts and transactions have been eliminated. These financial statements should be read in conjunction with the financial statements and related notes in the Company's 1998 Form 10-K.

2.     COMPREHENSIVE INCOME

       The Company experienced a comprehensive loss of $20.7 million for the three-month period ended March 31, 1999, compared to comprehensive income of $73.1 million for the same period in 1998. The components of accumulated other comprehensive income are as follows:

                                                           Net unrealized      Net unrealized
                                                          appreciation of      loss on foreign
                                                            investments            exchange             Total
                                                         -------------------  ------------------  ------------------
       Balance at December 31, 1998                             $158.9             $(35.8)               $123.1
             Period change                                       (91.4)              (7.4)                (98.8)
                Tax effect                                        32.0                2.6                  34.6
             Reclassification adjustment for gain/loss
                included in net income                           (20.7)                --                 (20.7)
                Tax effect                                         7.2                 --                   7.2
                                                         -------------------  ------------------  ------------------
       Balance at March 31, 1999                                 $86.0             $(40.6)                $45.4
                                                         ===================  ==================  ==================

                             AMERICAN RE CORPORATION
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

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

                                                Three-month period ended March 31,
                                                    1999                  1998
                                                  -----------------------------
Premiums written
     Direct ........................              $  67.5               $  37.2
     Assumed .......................                847.2                 806.5
     Ceded .........................               (157.2)               (161.4)
                                                  -----------------------------
     Net ...........................                757.5                 682.3
                                                  =============================

Premiums earned
     Direct ........................                 63.5                  35.4
     Assumed .......................                722.2                 702.4
     Ceded .........................               (205.9)               (144.9)
                                                  -----------------------------
     Net ...........................                579.8                 592.9
                                                  =============================

Losses incurred
     Direct ........................                 11.6                  23.0
     Assumed .......................                606.6                 465.8
     Ceded .........................               (221.5)                (93.4)
                                                  -----------------------------
     Net ...........................              $ 396.7               $ 395.4
                                                  =============================

                             AMERICAN RE CORPORATION
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

4.     SEGMENT REPORTING

         American Re's Domestic Insurance Company Operations ("DICO") serves U.S. insurance companies by providing them with customized, integrated treaty, facultative and finite risk reinsurance programs on a direct basis. American Re's alternative market strategic business unit, Munich-American RiskPartners, Inc. ("RiskPartners") provides customized risk transfer, risk sharing, and risk management solutions to self-insured clients worldwide. International Operations ("International") provides treaty, facultative and finite risk reinsurance along with a range of other customized products and services to insurance companies and other entities worldwide. In addition to its core reinsurance business, American Re, through various subsidiaries, offers a broad array of related services including investment management, actuarial and financial analysis, due diligence consulting for mergers and acquisitions, rent-a-captive facilities, and reinsurance and insurance brokerage. The financial results of these subsidiaries have been aggregated along with holding company operations for presentation of segment results.

        THREE MONTHS ENDED MARCH 31, 1999
                                                                                      TOTAL
                                                                                    INSURANCE     FEE SUBS &
                                             DICO      RISKPARTNERS  INTERNATIONAL  OPERATIONS    HOLDING CO.  TOTAL
                                             ----      ------------  -------------  ----------    -----------  -----
        REVENUES

            GROSS PREMIUMS WRITTEN          $523.5        $238.7        $151.2        $913.4          1.3     $914.7
                                         --------------------------------------------------------------------------------
            NET PREMIUMS WRITTEN             450.8         162.6         142.8         756.2          1.3      757.5
                                         --------------------------------------------------------------------------------
                PREMIUMS EARNED              355.5         113.3         109.7         578.5          1.3      579.8
            Net investment income                                                      105.6          1.4      107.0
            Net realized capital gains                                                  20.7         --         20.7
            Other income                                                                (1.0)        15.5       14.5
                                                                                 ----------------------------------------
                Total revenue                                                          703.8         18.2      722.0
                                                                                 ----------------------------------------

        LOSSES AND EXPENSES

            LOSSES AND LAE                   233.5          84.6          77.3         395.4          1.3      396.7
            UNDERWRITING EXPENSES            131.7          37.0          41.3         210.0          0.1      210.1
            Interest expense                                                            --           10.5       10.5
            Other expense                                                                1.6         23.9       25.5
                                                                                 ----------------------------------------
                Total losses and expenses                                              607.0         35.8      642.8
                                                                                 ----------------------------------------
                Income before income
                taxes, minority interest and
                distributions on preferred
                securities of subsidiary
                trust                                                                                           79.2
                                                                                                            =============

                UNDERWRITING GAIN (LOSS)      (9.7)         (8.3)         (8.9)        (26.9)        (0.1)     (27.0)
                                         ================================================================================

            LOSS AND LAE RATIO                65.7%         74.7%         70.5%         68.3%       100.0%      68.4%
            UNDERWRITING EXPENSE RATIO        37.0%         32.6%         37.6%         36.3%         7.7%      36.2%
                                         --------------------------------------------------------------------------------
            COMBINED RATIO                   102.7%        107.3%        108.1%        104.6%       107.7%     104.6%
                                         ================================================================================

                             AMERICAN RE CORPORATION
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

        THREE MONTHS ENDED MARCH 31, 1998
                                                                                       TOTAL
                                                                                     INSURANCE     FEE SUBS &
                                              DICO      RISKPARTNERS  INTERNATIONAL  OPERATIONS    HOLDING CO.   TOTAL
        REVENUES

            GROSS PREMIUMS WRITTEN           $532.1        $168.6        $143.0        $843.7           --      $843.7
                                          --------------------------------------------------------------------------------
            NET PREMIUMS WRITTEN              450.6         121.4         110.3         682.3           --       682.3
                                          --------------------------------------------------------------------------------
                PREMIUMS EARNED               414.5          84.4          94.0         592.9           --       592.9
            Net investment income                                                       111.7           (1.1)    110.6
            Net realized capital gains                                                   31.9           --        31.9
            Other income                                                                  3.7            7.7      11.4
                                                                                  ----------------------------------------
                Total revenue                                                           740.2            6.6     746.8
                                                                                  ----------------------------------------

        LOSSES AND EXPENSES

            LOSSES AND LAE                    281.5          52.4          61.5         395.4           --       395.4
            UNDERWRITING EXPENSES             130.5          32.3          31.1         193.9           --       193.9
            Interest expense                                                             --             10.5      10.5
            Other expense                                                                 3.1           20.7      23.8
                                                                                  ----------------------------------------
                Total losses and expenses                                               592.4           31.2     623.6
                                                                                  ----------------------------------------
                Income before income
                taxes, minority interest and
                distributions on preferred
                securities of subsidiary
                trust                                                                                            123.2
                                                                                                              ============

                UNDERWRITING GAIN (LOSS)        2.5          (0.3)          1.4           3.6           --         3.6
                                          ================================================================================

            LOSS AND LAE RATIO                 67.9%         62.2%         65.4%         66.7%          --        66.7%
            UNDERWRITING EXPENSE RATIO         31.5%         38.3%         33.0%         32.7%          --        32.7%
                                          --------------------------------------------------------------------------------
            COMBINED RATIO                     99.4%        100.5%         98.4%         99.4%          --        99.4%
                                          ================================================================================

MANAGEMENTS' DISCUSSION AND ANALYSIS OF THE COMPANY'S RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1999, COMPARED WITH QUARTER ENDED MARCH 31, 1998

         The Company's net premiums written increased 11.0% to $757.5 million for the quarter ended March 31, 1999, from $682.3 million for the same period in 1998. The increase in net premiums written was generally attributable to increased facultative business and the restructuring of the Company's retrocessional programs, offset in part by the effects of adverse market conditions. Facultative net premiums written increased 27.1% to $247.5 million for the first quarter of 1999 from $194.8 million for the same period in 1998. The increase in facultative premiums was primarily attributable to the Company's Domestic Insurance Company Operations ("DICO") which increased 25.0% to $167.8 million for the first quarter of 1999, from $134.2 million for the same period in 1998, and the Company's alternative market operation, Munich-American RiskPartners, Inc. ("RiskPartners"), which increased 27.2% to $70.6 million for the first quarter of 1999, from $55.5 million for the same period in 1998. The Company's International Operations also increased facultative net premium writings 78.4% to $9.1 million for the first quarter of 1999, from $5.1 million for the same period in 1998. Treaty net premiums written increased 4.6% to $510.0 million for the first quarter of 1999 from $487.5 million for the same period in 1998. This increase was primarily attributable to RiskPartners, which increased 38.3% to $92.0 million for the first quarter of 1999, from $66.5 million for the same period in 1998, and International Operations, which increased 27.8% to $133.7 million for the first quarter of 1999, from $104.6 million for the same period in 1998.

         The Company's net premiums earned decreased 2.2% to $579.8 million for the quarter ended March 31, 1999, from $592.9 million for the same period in 1998. The decrease in premiums earned was primarily attributable to the timing of premiums earned on business in force.

         Net losses and LAE incurred increased slightly to $396.7 million for the quarter ended March 31, 1999, from $395.4 million for the same period in 1998. This increase was primarily attributable to increases in the Company's ultimate accident year loss ratios for certain types of business, offset by lower net premiums earned during the period.

         Underwriting expense, consisting of commission expense plus operating expense, increased 8.4% to $210.1 million for the quarter ended March 31, 1999, from $193.9 million for the same period in 1998. This increase was due to a 8.8% increase in commission expense to $150.9 million for the first quarter of 1999 from $138.7 million for the same period in 1998. This increase was primarily attributable to several large quota share treaties with higher than average commission ratios. Operating expenses increased 7.2% to $59.2 million for the first quarter of 1999 from $55.2 million for the first quarter of 1998. This increase was primarily due to increased overhead expenses, which include increased information technology costs, and increased state and premium taxes due to the growth in the Company's insurance operations.

         The Company experienced an underwriting loss (net premiums earned minus losses and LAE incurred and underwriting expenses) of $27.0 million for the quarter ended March 31, 1999, compared to an underwriting gain of $3.6 million for the same period in 1998. On a GAAP basis, the Company's loss ratio increased to 68.4% for the first quarter of 1999 from 66.7% for the same period in 1998, while the underwriting expense ratio increased to 36.2% for the first quarter of 1999 from 32.7% for the same period in 1998. As a result of these changes, the combined ratio for the quarter ended March 31, 1999, increased to 104.6% from 99.4% for the same period in 1998.

         Pre-tax net investment income decreased 3.3% to $107.0 million for the quarter ended March 31, 1999, from $110.6 million for the same period in 1998. This decrease is attributable to repositioning the Company's investment portfolio into tax-exempt securities and common equities, which generally have lower investment yields. The Company's after-tax net investment income increased slightly to $79.0 million for the quarter ended March 31, 1999, from $78.7 million for the same period in 1998.

         The Company realized net capital gains of $20.7 million for the quarter ended March 31, 1999, compared to net capital gains of $31.9 million for the same period in 1998. The 1999 period included capital gains of $9.3 million on the sale of bonds and $14.9 million on the sale of common equities, offset by net capital losses of $3.5 million on the sale of other invested assets. The 1998 period included net capital gains of $36.6 million on the sale of bonds, offset by the $4.6 million write-down of an other invested asset holding, as the decline in fair value of this security is considered to be other than temporary.

         Other income increased 27.2% to $14.5 million for the quarter ended March 31, 1999, from $11.4 million for the same period in 1998. This increase was primarily attributable to an increase in revenues from fee subsidiaries. Other expenses increased 7.1% to $25.5 million for the first quarter of 1999 from $23.8 million for the same period in 1998. This increase was primarily attributable to an increase in expenses from fee subsidiaries.

         Income before income taxes and distributions on preferred securities decreased by 35.7% to $79.2 million for the quarter ended March 31, 1999, from $123.2 million for the same period in 1998. Federal and foreign income taxes decreased to $18.9 million for the quarter ended March 31, 1999, from $37.0 million for the same period in 1998.

         The Company recognized an after-tax charge of $3.3 million for each of the three-month periods ended March 31, 1999 and 1998, representing the Company's minority interest in the earnings of American Re Capital, a single-purpose wholly owned subsidiary trust. The charge is due to the distributions incurred by American Re Capital on the Cumulative Quarterly Income Preferred Securities ("QUIPS").

         Net income to common stockholders decreased 31.2% to $57.0 million for the quarter ended March 31, 1999, from $82.9 million for the same period in 1998.

FINANCIAL CONDITION

         Total consolidated assets increased slightly to $13,720.8 million at March 31, 1999, from $13,544.0 million at December 31, 1998. Total consolidated liabilities also increased slightly to $10,650.9 million at March 31, 1999, from $10,453.4 million at December 31, 1998.

         The total financial statement value of investments and cash decreased slightly to $7,715.3 million at March 31, 1999, from $7,801.3 million at December 31, 1998, primarily due to a decrease in the fair value of investments held. The financial statement value of the investment portfolio at March 31, 1999, included a net increase from amortized cost to fair value of $132.3 million for debt and equity investments, compared to a net increase of $244.5 million at December 31, 1998. At March 31, 1999, the Company recognized a cumulative unrealized gain of $86.0 million due to the net adjustment to fair value on debt and equity investments, after applicable income tax effects, which was reflected in stockholders' equity as a component of accumulated other comprehensive income. This represents a net decrease to stockholders' equity of $72.9 million from the cumulative unrealized gain on debt and equity securities of $158.9 million recognized at December 31, 1998.

         Common stockholders' equity decreased slightly to $2,832.4 million at March 31, 1999, from

$2,853.1 million at December 31, 1998. This decrease was primarily attributable to a $77.7 million decrease in accumulated other comprehensive income, net of tax, offset by net income of $57.0 million.

         The Company's insurance/reinsurance subsidiaries' statutory surplus decreased to $2,582.7 million at March 31, 1999, from $2,631.1 million at December 31, 1998. Operating leverage, as measured by such subsidiaries' premiums-to-surplus ratio, on an annualized basis was 0.91 to 1 and 0.87 to 1 at March 31, 1999, and December 31, 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company is an insurance holding company whose only material investment is in the capital stock of American Re-Insurance. The Company is dependent on dividends and tax allocation payments, primarily from American Re-Insurance, to meet its short- and long-term liquidity requirements, including its debt service obligations.

         The Company's cash flow from operations may be influenced by a variety of other factors, including cyclical changes in the property and casualty reinsurance market, insurance regulatory initiatives, and changes in general economic conditions. Liquidity requirements are met on a short- and long-term basis by funds provided by operations and from the maturity and the sale of investments. Cash provided by operations primarily consists of premiums collected, investment income, and reinsurance recoverable balances collected, less paid claims (including payments made to commute or settle reinsurance arrangements), retrocession payments, underwriting and interest expenses, QUIPS distributions, and income tax payments. Cash flows provided by operations for the Company were $24.1 million for the three-month period ended March 31, 1999, down from $44.2 million for the same period in 1998. The decrease in the 1999 period is attributable to several factors, including a higher level of paid losses, primarily due to an increase in paid losses from commutations of certain finite risk treaties.

         Cash and cash equivalents were $338.6 million and $274.9 million at March 31, 1999, and December 31, 1998, respectively. Cash and short-term investments are maintained for liquidity purposes and represented 4.4% and 3.5%, respectively, of total financial statement investments and cash on such dates.

MARKET AND INTEREST RATE RISK

         The Company is subject to market risk arising from the potential change in the value of its various financial instruments. These changes may be due to fluctuations in interest and foreign exchange rate and equity prices. The major components of market risk affecting the Company are interest rate, foreign currency and equity risk.

         The Company has both fixed and variable (primarily mortgage backed securities and collateralized mortgage obligations) income investments with a value of $6,800.9 million at March 31, 1999 that are subject to changes in value due to market interest rates. The Company also has Senior Bank Debt of $75.0 million, Senior Notes of $498.5 million, and QUIPS of $237.5 million. The Senior Bank Debt is a variable rate loan, while the Senior Notes, and QUIPS are fixed rate instruments.

         The Company has exposure to movements in various currencies around the world, particularly the Belgium Franc and the Australian dollar. Changes in currency exchange rates primarily affect the international components of the Company's balance sheet, income statement, and statement of cash flows. This exposure is somewhat offset because the Company's reinsurance premiums and invested assets are partially offset by losses incurred and loss reserves, respectively, generally denominated in the same currency. At March 31, 1999, the Company had no material currency rate exposure.

         In addition to interest rate and foreign exchange risk, the Company's common equity portfolio of $548.6 million at March 31, 1999 is subject to changes in value based on changes in equity prices, predominately from the United States. To hedge a portion of its exposure to movements in its equity portfolio, the Company entered into options contracts with a notional value of $12.1 million at March 31, 1999.

         The Company has recently established American Re Capital Markets, Inc. to provide its clients with integrated solutions for mitigating risk in the financial markets. Currently, American Re Capital Markets focuses on the weather derivative market, which exposes the Company to movement in weather related indexes. At March 31, 1999, the Company entered into 50 contracts with a notional value of $101.1 million. At March 31, 1999, the maximum payment amount of these contracts was $52.4 million, and the maximum receivable amount was $55.6 million.

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

         THE COMPANY'S STATE OF READINESS. Some of the Company's Year 2000 problems have been eliminated in the ordinary course of ongoing upgrades to the Company's technology platforms. However, in order to address the remainder of the Company's Year 2000 non-compliant systems (e.g. certain mainframe systems, old software applications, and some facilities equipment), in 1997 management initiated a Year 2000 Compliance Program consisting of 5 phases: Phase 1 - Planning, which consisted of defining the project scope, organizing a project team, developing a detailed project plan and obtaining management approval; Phase II - Inventory/Impact Analysis, which consisted of inventorying all of the Company's technology as well as non-technology-based systems and equipment containing embedded chips, determining whether there exists a potential Year 2000 problem, and analyzing the impact on the Company of such problem, and which resulted in the creation of a Year 2000 database including all products and services that need to be evaluated for Year 2000 compliance; Phase III - Renovation, which consists of repairing or replacing critical items that are not Year 2000 compliant; Phase IV - Vendor Compliance, pursuant to which, among other things, the Company is seeking representations from vendors that their products are Year 2000 compliant or modifications to make such products Year 2000 compliant and has retained research consultants to independently verify vendors' Year 2000 compliance; and Phase V - Enterprise Wide Testing and Compliance Certification, which consists of performing a final integrated testing of the corrected business operations and underlying technical infrastructure in a controlled environment. The Company completed Phase I in January 1998 and Phase II in May 1998. The Company is currently in the final stages of Phases III, IV and V, which are expected to be completed by July 1999.

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

         COSTS ASSOCIATED WITH YEAR 2000 ISSUES. Year 2000 specific expenditures for the quarter ended March 31, 1999, not including in-house resources, were approximately $2.5 million. These expenses are paid out of working capital. The Company currently has budgeted $4.5 million in expenses in connection with the Company's Year 2000 compliance effort in 1999. It is anticipated that the total Year 2000 compliance expenditures will not have a material adverse effect on the Company's business, operations or financial condition.

SAFE HARBOR DISCLOSURE

         The Company has disclosed certain forward-looking statements concerning its operations, economic performance and financial condition, including, in particular the likelihood of the Company's success in developing and expanding its business and the Company's readiness to handle issues related to Year 2000 and risks related thereto. These statements are based upon a number of assumptions and estimates which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of the Company, and reflect future business decisions which are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company's results. Such statements may include, but are not limited to, projections of premium revenue, investment income, other revenue, losses, expenses, earnings, cash flows, plans for future operations, common stockholders' equity, investments, capital plans, dividends, plans relating to products or services of American Re, and estimates concerning the effects of litigation or other disputes. Such statements may also include, but are not limited to, projections relating to the Company's ability to complete the various phases of its Year 2000 Compliance Plan on time; the ability of third party vendors and client companies to eliminate or minimize their Year 2000 exposures and the accuracy of their representations and warranties to the Company; the Company's ability to minimize any possible Year 2000 underwriting losses and the effects of Year 2000 reinsurance claims, litigation or other disputes, as well as assumptions for any of the foregoing and are generally expressed with words such as "believes," "estimates," "expects," "anticipates," "plans," "projects," "forecasts," "goals," "could have," "may have" and similar expressions.

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

                                           AMERICAN RE CORPORATION
                                                (Registrant)


                                        /s/ GEORGE T. O'SHAUGHNESSY, JR.
                                  ----------------------------------------------
                                          GEORGE T. O'SHAUGHNESSY, JR.
                                          Executive Vice President and
                                     Chief Financial and Accounting Officer

Dated: May 14, 1999