Form 10-Q
period 1999-06-30
AMERICAN RE CORP
filed 1999-08-13
CIK 889217

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  -------------
                                    FORM 10-Q
                                  -------------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended JUNE 30, 1999, or


( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______.

FOR THE QUARTER ENDED JUNE 30, 1999               COMMISSION FILE NUMBER 1-11688

                             AMERICAN RE CORPORATION
             (Exact name of registrant as specified in its charter)

                                  -------------

                DELAWARE                                         13-3672116
      (State or other jurisdiction of                         (I.R.S. Employer
       incorporation or organization)                        Identification No.)

         555 COLLEGE ROAD EAST
         PRINCETON, NEW JERSEY                                    08543-5241
(Address of principal executive offices)                          (zip code)

                                  -------------

Registrant's telephone number, including area code:  (609) 243-4200
                                                    ----------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES /X/ NO / /

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE.


COMMON STOCK -$.01 PAR VALUE                                    149.49712
----------------------------                              ---------------------
   Description of Class                                    Shares Outstanding
                                                          as of August 13, 1999

                               INDEX TO FORM 10-Q


PART I FINANCIAL INFORMATION

       Item 1 -
                                                                            Page
                                                                            ----

               Consolidated balance sheets at June 30, 1999 (unaudited),
                    and December 31, 1998...................................  1

               Consolidated statements of income for the three-month
                    and six-month periods ended June 30, 1999, and
                    1998 (unaudited)........................................  2

               Consolidated statements of cash flows for the six-month
                    periods ended June 30, 1999, and 1998 (unaudited).......  3

               Notes to consolidated interim financial statements...........  4

       Item 2 -

               Management's discussion and analysis of the Company's
                    Results of Operations and Financial Condition........... 10


PART II        OTHER INFORMATION............................................ 18

PART I.  FINANCIAL INFORMATION

                    AMERICAN RE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                                         (UNAUDITED)
  ASSETS:                                                                               JUNE 30, 1999        DECEMBER 31, 1998
                                                                                       ------------------------------------------
  Investments
     Fixed Maturities
        Bonds available for sale, at fair value (amortized cost:
           June 30, 1999 - $6,564.6;  December 31, 1998 - $6,688.6).................   $     6,495.0        $     6,876.0
        Preferred stock available for sale, at fair value (amortized cost:
           June 30, 1999 - $76.9; December 31, 1998 - $76.7)........................            77.3                 77.3
     Equity securities available for sale, at fair value (cost:  June 30,
           1999 - $342.6; December 31, 1998 - $488.7)...............................           393.1                545.2
     Other invested assets..........................................................            37.4                 27.9
  Cash and cash equivalents.........................................................           601.2                274.9
                                                                                       ------------------------------------------
             Total investments and cash.............................................         7,604.0              7,801.3
  Accrued investment income.........................................................            86.5                 85.4
  Premiums and other receivables ...................................................         1,245.8              1,315.5
  Deferred policy acquisition costs.................................................           399.9                357.7
  Reinsurance recoverables on paid and unpaid losses................................         2,543.5              2,343.1
  Funds held by ceding companies....................................................           448.8                408.9
  Prepaid reinsurance premiums......................................................           155.6                148.2
  Deferred federal income taxes.....................................................           237.3                142.6
  Other assets......................................................................           928.2                941.3
                                                                                          ---------------------------------------
             Total assets...........................................................   $    13,649.6        $    13,544.0
                                                                                       ==========================================
  LIABILITIES:
  Loss and loss adjustment expense reserves.........................................   $     7,336.2        $    7,334.1
  Unearned premium reserve..........................................................         1,450.7             1,280.5
                                                                                       ------------------------------------------
             Total insurance reserves...............................................         8,786.9             8,614.6
  Loss balances payable.............................................................           320.0               412.1
  Funds held under reinsurance treaties.............................................           342.1               273.7
  Senior bank debt..................................................................            75.0                75.0
  Senior notes......................................................................           498.5               498.5
  Other liabilities.................................................................           602.9               579.5
                                                                                          ---------------------------------------
             Total liabilities......................................................        10,625.4            10,453.4
                                                                                       ------------------------------------------
  Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding as all of its assets
      Junior Subordinated Debentures................................................           237.5               237.5
                                                                                       ------------------------------------------
  STOCKHOLDERS' EQUITY:
  Common stock, par value: $0.01 per share; authorized:
      1,000 shares; issued and outstanding:  June 30, 1999, and
      December 31, 1998 - 149.49712 shares..........................................              --                   --
  Additional paid-in capital........................................................         1,332.4              1,332.4
  Retained earnings.................................................................         1,500.3              1,397.6
  Accumulated other comprehensive income............................................           (46.0)               123.1
                                                                                       ------------------------------------------
             Total stockholders' equity.............................................         2,786.7              2,853.1
                                                                                       ------------------------------------------
             Total liabilities, Company-obligated mandatorily redeemable
                preferred securities of subsidiary trust and stockholders' equity...   $    13,649.6        $    13,544.0
                                                                                       ==========================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                       THREE-MONTH PERIOD                   SIX-MONTH PERIOD
                                                                          ENDED JUNE 30,                     ENDED JUNE 30,
                                                                      1999              1998              1999             1998
                                                              ---------------------------------------------------------------------
REVENUE:
   Premiums written.......................................      $       667.2    $       564.0     $      1,424.7    $     1,246.3
   Change in unearned premium reserve.....................                9.6             12.1             (168.1)           (77.3)
                                                              ---------------------------------------------------------------------
         Premiums earned..................................              676.8            576.1            1,256.6          1,169.0
   Net investment income..................................              101.7            105.5              208.7            216.1
   Net realized capital gains.............................               37.5             27.9               58.2             59.8
   Other income...........................................                2.3              7.0               16.8             18.4
                                                              ---------------------------------------------------------------------
         Total revenue....................................              818.3            716.5            1,540.3          1,463.3
                                                              ---------------------------------------------------------------------
LOSSES AND EXPENSES:
   Losses and loss adjustment expenses....................              511.3            394.9              908.0            790.3
   Commission expense.....................................              148.3            138.6              299.2            277.3
   Operating expense......................................               65.7             55.4              124.9            110.6
   Interest expense.......................................               10.0             10.6               20.5             21.1
   Other expense..........................................               16.5             25.2               42.0             49.0
                                                              ---------------------------------------------------------------------
         Total losses and expenses........................              751.8            624.7            1,394.6          1,248.3
                                                              ---------------------------------------------------------------------
         Income before income taxes and
             distributions on preferred securities
             of subsidiary trust..........................               66.5             91.8              145.7            215.0
   Federal and foreign income taxes.......................               17.5             24.3               36.4             61.3
                                                              ---------------------------------------------------------------------
         Income before distributions on preferred
             securities of subsidiary trust...............               49.0             67.5              109.3            153.7
   Distributions on preferred securities of
      subsidiary trust, net of applicable
      income tax of $1.7 and $3.5, respectively...........               (3.3)            (3.3)              (6.6)            (6.6)
                                                              ---------------------------------------------------------------------
         Net income to common stockholders................      $        45.7    $        64.2     $        102.7   $        147.1
                                                              =====================================================================


SEE ACCOMPANYING NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                                      SIX-MONTH PERIOD ENDED JUNE 30,
                                                                                       1999                     1998
                                                                                 -------------------------------------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income.............................................................     $       102.7            $        147.1
      Adjustments to reconcile net income to net cash
         provided by operating activities:
         Decrease (increase) in accrued investment income....................              (1.1)                      4.4
         Decrease (increase) in premiums and other receivables...............              69.7                    (264.0)
         Increase in deferred policy acquisition costs.......................             (42.2)                    (29.1)
         Increase in insurance reserves......................................             172.3                     181.1
         Increase (decrease) in current and deferred federal and foreign
             income tax assets...............................................             (15.9)                     38.4
         Change in other assets and liabilities, net.........................            (262.7)                     40.9
         Depreciation expense on property and equipment......................               4.8                       4.3
         Net realized capital gains..........................................             (58.2)                    (59.8)
         Change in other, net................................................              12.4                      34.6
                                                                                 -------------------------------------------
           Net cash provided by operating activities.........................             (18.2)                     97.9
                                                                                 -------------------------------------------
  CASH FLOWS FROM INVESTING ACTIVITIES:
      Investments available for sale:
         Purchases...........................................................          (1,707.1)                 (4,551.4)
         Maturities..........................................................             240.5                     221.9
         Sales...............................................................           1,826.4                   3,982.3
      Other investments:
         Purchases...........................................................             (11.8)                     (1.1)
         Sales...............................................................               1.6                        --
      Cost of additions to property and equipment............................              (4.8)                     (9.0)
                                                                                 -------------------------------------------
           Net cash used in investing activities.............................             344.8                    (357.3)
                                                                                 -------------------------------------------
  EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS...............              (0.3)                     (4.3)
                                                                                 -------------------------------------------
           Net decrease in cash and cash equivalents.........................             326.3                    (263.7)
  Cash and cash equivalents, beginning of period.............................             274.9                     641.6
                                                                                 -------------------------------------------
  Cash and cash equivalents, end of period...................................     $       601.2            $        377.9
                                                                                 ===========================================


SEE ACCOMPANYING NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

                             AMERICAN RE CORPORATION
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

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

       The information for the interim periods ended June 30, 1999, and 1998, is unaudited. The interim consolidated financial statements have been prepared on the basis of generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. Intercompany accounts and transactions have been eliminated. These financial statements should be read in conjunction with the financial statements and related notes in the Company's 1998 Form 10-K.

2.     COMPREHENSIVE INCOME

       The Company experienced a comprehensive loss of $45.7 million for the three-month period ended June 30, 1999, compared to comprehensive income of $67.3 million for the same period in 1998, and comprehensive income of $66.4 million for the six-month period ended June 30, 1999, compared to comprehensive income of $140.4 million for the same period in 1998. The components of accumulated other comprehensive income are as follows:

                                                                   Net unrealized      Net unrealized
                                                                  appreciation of      loss on foreign
                                                                    investments           exchange              Total
                                                                 -------------------  ------------------  ------------------
       Balance at December 31, 1998                                     $158.9             $(35.8)               $123.1
             Period change                                              (204.9)               2.9                (202.0)
                Tax effect                                                71.7               (1.0)                 70.7
             Reclassification adjustment for gain/loss
       included in net income                                            (58.2)                --                 (58.2)
                Tax effect                                                20.4                 --                  20.4
                                                                 -------------------  ------------------  ------------------
       Balance at June 30, 1999                                         $(12.1)            $(33.9)               $(46.0)
                                                                 ===================  ==================  ==================

                             AMERICAN RE CORPORATION
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

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

                                                       Three-month period                        Six-month period
                                                          ended June 30,                           ended June 30,
                                                     1999                1998                 1999                1998
                                             ---------------------------------------------------------------------------------
       Premiums written
            Direct........................   $         52.0       $        40.7        $       119.5       $        77.9
            Assumed   ....................            806.1               685.7              1,653.3             1,492.2
            Ceded.........................           (190.9)             (162.4)              (348.1)             (323.8)
                                             ---------------------------------------------------------------------------------
            Net                                       667.2               564.0              1,424.7             1,246.3
                                             =================================================================================

       Premiums earned
            Direct........................             54.5                40.8                118.0                76.2
            Assumed.......................            802.9               695.6              1,480.0             1,398.0
            Ceded.........................           (180.6)             (160.3)              (341.4)             (305.2)
                                             ---------------------------------------------------------------------------------
            Net                                       676.8               576.1              1,256.6             1,169.0
                                             =================================================================================

       Losses incurred
            Direct........................             87.5                51.1                 99.1                74.1
            Assumed.......................            478.9               484.6              1,085.5               950.4
            Ceded.........................            (55.1)             (140.8)              (276.6)             (234.2)
                                             ---------------------------------------------------------------------------------
            Net                              $        511.3       $       394.9        $       908.0       $       790.3
                                             =================================================================================

                             AMERICAN RE CORPORATION
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

4.     SEGMENT REPORTING

       American Re's Domestic Insurance Company Operations ("DICO") serves U.S. insurance companies by providing them with customized, integrated treaty, facultative and finite risk reinsurance programs primarily on a direct basis. American Re's alternative market strategic business unit, Munich-American RiskPartners, Inc. ("RiskPartners") provides customized risk transfer, risk sharing, and risk management solutions to self-insured clients worldwide. International Operations ("International") provides treaty, facultative and finite risk reinsurance along with a range of other customized products and services to insurance companies and other entities worldwide. In addition to its core reinsurance business, American Re, through various subsidiaries ("Fee Subs"), offers a broad array of related services including investment management, actuarial and financial analysis, due diligence consulting for mergers and acquisitions, rent-a-captive facilities, and reinsurance and insurance brokerage. The financial results of these subsidiaries have been aggregated along with holding company operations for presentation of segment results.

        THREE MONTHS ENDED JUNE 30, 1999
                                                                                     TOTAL
                                                                                   INSURANCE     FEE SUBS &
                                            DICO     RISKPARTNERS  INTERNATIONAL   OPERATIONS   HOLDING CO.   TOTAL
                                         --------------------------------------------------------------------------------
        REVENUES
            GROSS PREMIUMS WRITTEN          $487.4        $221.2        $142.6        $851.2         $6.9     $858.1
                                         --------------------------------------------------------------------------------
            NET PREMIUMS WRITTEN             392.4         143.7         124.2         660.3          6.9      667.2
                                         --------------------------------------------------------------------------------
                PREMIUMS EARNED              397.2         138.9         133.8         669.9          6.9      676.8
            Net investment income                                                       99.2          2.5      101.7
            Net realized capital gains                                                  37.5         --         37.5
            Other income                                                                 0.8          1.5        2.3
                                                                                 ----------------------------------------
                Total revenue                                                          807.4         10.9      818.3
                                                                                 ----------------------------------------

        LOSSES AND EXPENSES
            LOSSES AND LAE                   300.0          99.1         105.4         504.5          6.8      511.3
            UNDERWRITING EXPENSES            139.5          39.0          36.0         214.5         (0.5)     214.0
            Interest expense                                                            --           10.0       10.0
            Other expense                                                                1.9         14.6       16.5
                                                                                 ----------------------------------------
                Total losses and expenses                                              720.9         30.9      751.8
                                                                                 ----------------------------------------
                Income before income
                taxes and distributions on
                preferred securities                                                                            66.5
                                                                                                            =============

                UNDERWRITING GAIN (LOSS)     (42.3)          0.8          (7.6)        (49.1)         0.6      (48.5)
                                         ================================================================================

            LOSS AND LAE RATIO                75.5%         71.3%         78.8%         75.3%        98.3%      75.5%
            UNDERWRITING EXPENSE RATIO        35.1%         28.1%         26.9%         32.0%        (7.7)%     31.6%
                                         --------------------------------------------------------------------------------
            COMBINED RATIO                   110.6%         99.4%        105.7%        107.3%        90.6%     107.1%
                                         ================================================================================

                             AMERICAN RE CORPORATION
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

        THREE MONTHS ENDED JUNE 30, 1998
                                                                                      TOTAL
                                                                                    INSURANCE    FEE SUBS &
                                             DICO     RISKPARTNERS  INTERNATIONAL   OPERATIONS    HOLDING CO.   TOTAL
                                          --------------------------------------------------------------------------------
        REVENUES
            GROSS PREMIUMS WRITTEN           $413.4        $181.8        $131.1        $726.3           --      $726.3
                                          --------------------------------------------------------------------------------
            NET PREMIUMS WRITTEN              328.0         124.2         111.8         564.0           --       564.0
                                          --------------------------------------------------------------------------------
                PREMIUMS EARNED               366.5          92.4         117.2         576.1           --       576.1
            Net investment income                                                       106.3           (0.8)    105.5
            Net realized capital gains                                                   27.9           --        27.9
            Other income                                                                 --              7.0       7.0
                                                                                  ----------------------------------------
                Total revenue                                                           710.3            6.2     716.5
                                                                                  ----------------------------------------

        LOSSES AND EXPENSES
            LOSSES AND LAE                    253.4          65.6          75.9         394.9           --       394.9
            UNDERWRITING EXPENSES             139.0          28.6          26.4         194.0           --       194.0
            Interest expense                                                              --            10.6      10.6
            Other expense                                                                 6.4           18.8      25.2
                                                                                  ----------------------------------------
                Total losses and expenses                                               595.3           29.4     624.7
                                                                                  ----------------------------------------
                Income before income
                taxes and distributions on
                preferred securities                                                                              91.8
                                                                                                              ============

                UNDERWRITING GAIN (LOSS)      (25.9)         (1.8)         14.9         (12.8)          --       (12.8)
                                          ================================================================================

            LOSS AND LAE RATIO                 69.1%         71.0%         64.7%         68.5%          --        68.5%
            UNDERWRITING EXPENSE RATIO         37.9%         31.0%         22.6%         33.7%          --        33.7%
                                          --------------------------------------------------------------------------------
            COMBINED RATIO                    107.0%        102.0%         87.3%        102.2%          --       102.2%
                                          ================================================================================

                             AMERICAN RE CORPORATION
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

        SIX MONTHS ENDED JUNE 30, 1999
                                                                                      TOTAL
                                                                                    INSURANCE    FEE SUBS &
                                             DICO     RISKPARTNERS  INTERNATIONAL   OPERATIONS    HOLDING CO.   TOTAL
                                          --------------------------------------------------------------------------------
        REVENUES
            GROSS PREMIUMS WRITTEN         $1,010.9        $459.9        $293.8      $1,764.6           $8.2  $1,772.8
                                          --------------------------------------------------------------------------------
            NET PREMIUMS WRITTEN              843.1         306.4         267.0       1,416.5            8.2   1,424.7
                                          --------------------------------------------------------------------------------
                PREMIUMS EARNED               752.7         252.2         243.5       1,248.4            8.2   1,256.6
            Net investment income                                                       204.8            3.9     208.7
            Net realized capital gains                                                   58.2           --        58.2
            Other income                                                                 (0.2)          17.0      16.8
                                                                                  ----------------------------------------
                Total revenue                                                         1,511.2           29.1   1,540.3
                                                                                  ----------------------------------------

        LOSSES AND EXPENSES
            LOSSES AND LAE                    533.5         183.7         182.7         899.9            8.1     908.0
            UNDERWRITING EXPENSES             271.2          76.0          77.3         424.5           (0.4)    424.1
            Interest expense                                                             --             20.5      20.5
            Other expense                                                                 3.5           38.5      42.0
                                                                                  ----------------------------------------
                Total losses and expenses                                             1,327.9           66.7   1,394.6
                                                                                  ----------------------------------------
                Income before income
                taxes and distributions on
                preferred securities                                                                              145.7
                                                                                                              ============

                UNDERWRITING GAIN (LOSS)      (52.0)         (7.5)        (16.5)        (76.0)           0.5     (75.5)
                                          ================================================================================
            LOSS AND LAE RATIO                 70.9%         72.8%         75.0%         72.1%          98.8%     72.3%
            UNDERWRITING EXPENSE RATIO         36.0%         30.1%         31.7%         34.0%         (4.9)%     33.7%
                                          --------------------------------------------------------------------------------
            COMBINED RATIO                    106.9%        102.9%        106.7%        106.1%          93.9%    106.0%
                                          ================================================================================

                             AMERICAN RE CORPORATION
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

        SIX MONTHS ENDED JUNE 30, 1998
                                                                                      TOTAL
                                                                                    INSURANCE    FEE SUBS &
                                             DICO     RISKPARTNERS  INTERNATIONAL   OPERATIONS    HOLDING CO.   TOTAL
                                          --------------------------------------------------------------------------------
        REVENUES
            GROSS PREMIUMS WRITTEN           $945.5        $350.4        $274.1      $1,570.0           --       $1,570.0
                                          --------------------------------------------------------------------------------
            NET PREMIUMS WRITTEN              778.6         245.6         222.1       1,246.3           --        1,246.3
                                          --------------------------------------------------------------------------------
                PREMIUMS EARNED               781.0         176.8         211.2       1,169.0           --        1,169.0
            Net investment income                                                       218.1           (2.0)       216.1
            Net realized capital gains                                                   59.8           --           59.8
            Other income                                                                  3.7           14.7         18.4
                                                                                  ----------------------------------------
                Total revenue                                                         1,450.6           12.7      1,463.3
                                                                                  ----------------------------------------

        LOSSES AND EXPENSES
            LOSSES AND LAE                    534.9         118.1         137.3         790.3           --          790.3
            UNDERWRITING EXPENSES             269.5          60.9          57.5         387.9           --          387.9
            Interest expense                                                             --             21.1         21.1
            Other expense                                                                 9.5           39.5         49.0
                                                                                  ----------------------------------------
                Total losses and expenses                                             1,187.7           60.6      1,248.3
                                                                                  ----------------------------------------
                Income before income
                taxes and distributions on
                preferred securities                                                                                215.0
                                                                                                              ============

                UNDERWRITING GAIN (LOSS)      (23.4)         (2.2)         16.4          (9.2)          --           (9.2)
                                          ================================================================================
            LOSS AND LAE RATIO                 68.5%         66.8%         65.0%         67.6%          --        67.6%
            UNDERWRITING EXPENSE RATIO         34.5%         34.4%         27.2%         33.2%          --        33.2%
                                          --------------------------------------------------------------------------------
            COMBINED RATIO                    103.0%        101.2%         92.2%        100.8%          --       100.8%
                                          ================================================================================

MANAGEMENTS' DISCUSSION AND ANALYSIS OF THE COMPANY'S RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1999, COMPARED WITH QUARTER ENDED JUNE 30, 1998

         The Company's net premiums written increased 18.3% to $667.2 million for the quarter ended June 30, 1999, from $564.0 million for the same period in 1998. The increase in net premiums written was generally attributable to traditional treaty net premium writings, which increased 35.5% to $473.3 million for the second quarter of 1999 from $349.3 million for the same period in 1998. The increase in treaty premiums was primarily attributable to: 1) the Company's Domestic Insurance Company Operations ("DICO") which increased 44.2% to $275.3 million for the second quarter of 1999, from $190.9 million for the same period in 1998, 2) the Company's alternative market operation, Munich-American RiskPartners, Inc. ("RiskPartners"), which increased 88.3% to $64.6 million for the second quarter of 1999, from $34.3 million for the same period in 1998, and
3) the Company's International Operations, which increased 10.7% to $102.7 million for the second quarter of 1999, from $92.8 million for the same period in 1998. These increases were slightly offset by a 47.3% decrease in DICO's finite risk treaty business to $11.7 million for the second quarter of 1999, from $22.2 million for the same period in 1998. These overall increases in net premiums written include $55.2 million from the Company's initiatives with healthcare providers and reinsurance intermediaries, compared to $9.4 million for these initiatives in the 1998 period.

         Facultative net premiums written decreased 9.7% to $193.7 million for the second quarter of 1999, from $214.7 million for the same period in 1998. This decrease was generally attributable to decreases in program business, reflective of adverse market conditions experienced by all three of the Company's major business segments.

         The Company's net premiums earned increased 17.5% to $676.8 million for the quarter ended June 30, 1999, from $576.1 million for the same period in 1998. The increase in premiums earned was primarily attributable to the increase in premiums written in the second quarter of 1999.

         Net losses and LAE incurred increased 29.5% to $511.3 million for the quarter ended June 30, 1999, from $394.9 million for the same period in 1998. This increase was primarily attributable to increased net premiums earned during the period, in addition to increases in the Company's ultimate current accident year loss ratios for certain types of business, and the increase in treaty business, which generally carries a higher loss ratio than facultative business. Net losses and LAE also included $27.5 million of catastrophe losses in the quarter ended June 30, 1999, compared to $9.0 million for the same period in 1998.

         Underwriting expense, consisting of commission expense plus operating expense, increased 10.3% to $214.0 million for the quarter ended June 30, 1999, from $194.0 million for the same period in 1998. This increase was due to a 7.0% increase in commission expense to $148.3 million for the second quarter of 1999 from $138.6 million for the same period in 1998. This increase was attributable to the increase in premiums earned in the 1999 period. Operating expenses increased 18.6% to $65.7 million for the second quarter of 1999 from $55.4 million for the second quarter of 1998. This increase was primarily due to a decrease in the capitalization of deferred acquisition costs.

         The Company experienced an underwriting loss (net premiums earned minus losses and LAE incurred and underwriting expenses) of $48.5 million for the quarter ended June 30, 1999, compared to an underwriting loss of $12.8 million for the same period in 1998. On a GAAP basis, the Company's loss ratio increased to 75.5% for the second quarter of 1999 from 68.5% for the same period in 1998, while the underwriting expense ratio decreased to 31.6% for the second quarter of 1999 from 33.7% for the same period in 1998. As a result of these changes, the combined ratio for the quarter ended June 30, 1999, increased to 107.1% from 102.2% for the same period in 1998.

         Pre-tax net investment income decreased 3.6% to $101.7 million for the quarter ended June 30, 1999, from $105.5 million for the same period in 1998. This decrease is attributable to a decrease in invested assets from the 1998 period and overall lower portfolio yields. The Company's after-tax net investment income decreased slightly to $75.1 million for the quarter ended June 30, 1999, from $77.2 million for the same period in 1998.

         The Company realized net capital gains of $37.5 million for the quarter ended June 30, 1999, compared to net capital gains of $27.9 million for the same period in 1998. The 1999 period included capital gains of $1.0 million on the sale of bonds and $33.6 million on the sale of common stock. The 1998 period included net capital gains of $23.1 million on the sale of bonds and $15.3 million on the sale of common stock, offset by the $10.5 million write-down of common stock, preferred stock and other invested asset holdings, as the decline in fair value of these securities was considered to be other than temporary.

         Other income decreased 67.1% to $2.3 million for the quarter ended June 30, 1999, from $7.0 million for the same period in 1998. This decrease was primarily attributable to a decrease in revenues from fee subsidiaries. Other expenses decreased 34.5% to $16.5 million for the second quarter of 1999 from $25.2 million for the same period in 1998. This decrease was primarily attributable to a decrease in non-insurance related expenses.

         Income before income taxes and distributions on preferred securities decreased by 27.6% to $66.5 million for the quarter ended June 30, 1999, from $91.8 million for the same period in 1998. Federal and foreign income taxes decreased to $17.5 million for the quarter ended June 30, 1999, from $24.3 million for the same period in 1998.

         The Company recognized an after-tax charge of $3.3 million for each of the three-month periods ended June 30, 1999 and 1998, representing the Company's minority interest in the earnings of American Re Capital, a single-purpose wholly owned subsidiary trust. The charge is due to the distributions incurred by American Re Capital on the Cumulative Quarterly Income Preferred Securities ("QUIPS").

         Net income to common stockholders decreased 28.8% to $45.7 million for the quarter ended June 30, 1999, from $64.2 million for the same period in 1998.

SIX MONTHS ENDED JUNE 30, 1999, COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998

         The Company's net premiums written increased 14.3% to $1,424.7 million for the six months ended June 30, 1999, from $1,246.3 million for the same period in 1998. The increase in net premiums written was generally attributable to treaty net premiums writings, which increased 17.5% to $983.3 million for the six months ended June 30, 1999 from $836.8 million for the same period in 1998. The increase in treaty premiums was primarily attributable to: 1) the Company's Domestic Insurance Company Operations ("DICO") which increased 15.9% to $522.3 million for the six months ended June 30, 1999, from $450.6 million for the same period in 1998, 2) the Company's alternative market operation, Munich-American RiskPartners, Inc. ("RiskPartners"), which increased 56.3% to $156.6 million for the six months ended June 30, 1999, from $100.2 million for the same period in 1998, and 3) the Company's International Operations, which increased 35.6% to $191.7 million for the six months ended June 30, 1999, from $141.4 million for the same period in 1998. These increases were slightly offset by decreases in the Company's finite risk treaty business. DICO's finite risk treaty writings decreased 39.7% to $47.6 million for the six months ended June 30, 1999, from $78.9 million for the same period in 1998, and International Operations decreased 13.4% to $56.9 million for the six months ended June 30, 1999, from $65.7 million for the same period in 1998. These overall increases in net premiums written include $90.5 million from the Company's initiatives with healthcare providers and reinsurance intermediaries, compared to $17.9 million for these initiatives in the 1998 period.

         Facultative net premiums written increased 7.8% to $441.4 million for the six months ended June 30, 1999, from $409.5 million for the same period in 1998. This increase was generally attributable to increased certificate business in the six-month period and the restructuring of the Company's retrocessional programs.

         The Company's net premiums earned increased 7.5% to $1,256.6 million for the six months ended June 30, 1999, from $1,169.0 million for the same period in 1998. The increase in premiums earned was primarily attributable to increases in net premiums written, somewhat offset by the timing of premiums earned on business in force.

         Net losses and LAE incurred increased 14.9% to $908.0 million for the six months ended June 30, 1999, from $790.3 million for the same period in 1998. This increase was primarily attributable to increases in the Company's ultimate accident year loss ratios for certain types of business, and the increase in treaty business, which generally carries a higher loss ratio than facultative business. Net losses and LAE also included $27.5 million of catastrophe losses in the six months ended June 30, 1999, compared to $12.0 million for the same period in 1998.

         Underwriting expense, consisting of commission expense plus operating expense, increased 9.3% to $424.1 million for the six months ended June 30, 1999, from $387.9 million for the same period in 1998. This increase was due to a 7.9% increase in commission expense to $299.2 million for the six months ended June 30, 1999 from $277.3 million for the same period in 1998. This increase was primarily attributable to the increase in net premiums earned in the 1999 period. Operating expenses increased 12.9% to $124.9 million for the six months ended June 30, 1999 from $110.6 million for the six months ended June 30, 1998. This increase was primarily due to a decrease in the capitalization of deferred acquisition costs.

         The Company experienced an underwriting loss (net premiums earned minus losses and LAE incurred and underwriting expenses) of $75.5 million for the six months ended June 30, 1999, compared to an underwriting loss of $9.2 million for the same period in 1998. On a GAAP basis, the Company's loss ratio increased to 72.3% for the six months ended June 30, 1999 from 67.6% for the same period in 1998, while the underwriting expense ratio increased to 33.7% for the six months ended June 30, 1999 from 33.2% for the same period in 1998. As a result of these changes, the combined ratio for the six months ended June 30, 1999, increased to 106.0% from 100.8% for the same period in 1998.

         Pre-tax net investment income decreased 3.4% to $208.7 million for the six months ended June 30, 1999, from $216.1 million for the same period in 1998. This decrease is attributable to a decrease in invested assets from the 1998 period and overall lower portfolio yields. The Company's after-tax net investment income decreased slightly to $154.3 million for the six months ended June 30, 1999, from $156.0 million for the same period in 1998.

         The Company realized net capital gains of $58.2 million for the six months ended June 30, 1999, compared to net capital gains of $59.8 million for the same period in 1998. The 1999 period included capital gains of $10.3 million on the sale of bonds and $48.5 million on the sale of common equities. The 1998 period included net capital gains of $59.7 million on the sale of bonds and $15.1 million on the sale of common equities, offset by the $15.1 million write-down of common stock and other invested asset holdings, as the decline in fair value of these securities was considered to be other than temporary.

         Other income decreased 8.7% to $16.8 million for the six months ended June 30, 1999, from $18.4 million for the same period in 1998. This decrease was primarily attributable to a decrease in income from deposit liabilities. Other expenses decreased 14.3% to $42.0 million for the six months ended June 30, 1999 from $49.0 million for the same period in 1998. This decrease was primarily attributable to a decrease non-insurance related expenses.

         Income before income taxes and distributions on preferred securities decreased by 32.2% to $145.7 million for the six months ended June 30, 1999, from $215.0 million for the same period in 1998. Federal and foreign income taxes decreased to $36.4 million for the six months ended June 30, 1999, from $61.3 million for the same period in 1998.

         The Company recognized an after-tax charge of $6.6 million for each of the six-month periods ended June 30, 1999 and 1998, representing the Company's minority interest in the earnings of American Re Capital, a single-purpose wholly owned subsidiary trust. The charge is due to the distributions incurred by American Re Capital on the Cumulative Quarterly Income Preferred Securities ("QUIPS").

         Net income to common stockholders decreased 30.2% to $102.7 million for the six months ended June 30, 1999, from $147.1 million for the same period in 1998.

FINANCIAL CONDITION

         Total consolidated assets increased slightly to $13,649.6 million at June 30, 1999, from $13,544.0 million at December 31, 1998. Total consolidated liabilities also increased slightly to $10,625.4 million at June 30, 1999, from $10,453.4 million at December 31, 1998.

         The total financial statement value of investments and cash decreased 2.5% to $7,604.0 million at June 30, 1999, from $7,801.3 million at December 31, 1998, primarily due to a decrease in the fair value of investments held. The financial statement value of the investment portfolio at June 30, 1999, included a net decrease from amortized cost to fair value of $18.6 million for debt and equity investments, compared to a net increase of $244.5 million at December 31, 1998. At June 30, 1999, the Company recognized a cumulative unrealized loss of $12.1 million due to the net adjustment to fair value on debt and equity investments, after applicable income tax effects, which was reflected in stockholders' equity as a component of accumulated other comprehensive income. This represents a net decrease to stockholders' equity of $171.0 million from the cumulative unrealized gain on debt and equity securities of $158.9 million recognized at December 31, 1998.

         Common stockholders' equity decreased 2.3% to $2,786.7 million at June 30, 1999, from $2,853.1 million at December 31, 1998. This decrease was primarily attributable to a $169.1 million decrease in accumulated other comprehensive income, net of tax, offset by net income of $102.7 million.

         The Company's insurance/reinsurance subsidiaries' statutory surplus decreased to $2,560.8 million at June 30, 1999, from $2,631.1 million at December 31, 1998. Operating leverage, as measured by such subsidiaries' premiums-to-surplus ratio, on an annualized basis was 0.96 to 1 and 0.87 to 1 at June 30, 1999, and December 31, 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company is an insurance holding company whose only material investment is in the capital stock of American Re-Insurance. The Company is dependent on dividends and tax allocation payments, primarily from American Re-Insurance, to meet its short- and long-term liquidity requirements, including its debt service obligations.

         The Company's cash flow from operations may be influenced by a variety of other factors, including cyclical changes in the property and casualty reinsurance market, insurance regulatory initiatives, and changes in general economic conditions. Liquidity requirements are met on a short- and long-term basis by funds provided by operations and from the maturity and the sale of investments. Cash provided by operations primarily consists of premiums collected, investment income, and reinsurance recoverable balances collected, less paid claims (including payments made to commute or settle reinsurance arrangements), retrocession payments, underwriting and interest expenses, QUIPS distributions, and income tax payments. Cash flows used in operations for the Company were $18.2 million for the six-month period ended June 30, 1999, compared to cash flows provided by operations of $97.9 million for the same period in 1998. The decrease in the 1999 period is attributable to several factors, including a higher level of paid losses, primarily due to an increase in finite risk commutations, and increased paid losses on several large traditional treaties.

         Cash and cash equivalents were $601.2 million and $274.9 million at June 30, 1999, and December 31, 1998, respectively. Cash and short-term investments are maintained for liquidity purposes and represented 7.9% and 3.5%, respectively, of total financial statement investments and cash on such dates.

MARKET AND INTEREST RATE RISK

         The Company is subject to market risk arising from the potential change in the value of its various financial instruments. These changes may be due to fluctuations in interest and foreign exchange rate and equity prices. The major components of market risk affecting the Company are interest rate, foreign currency and equity risk.

         The Company has both fixed and variable (primarily mortgage backed securities and collateralized mortgage obligations) income investments with a value of $6,572.3 million at June 30, 1999 that are subject to changes in value due to market interest rates. The Company also has Senior Bank Debt of $75.0 million, Senior Notes of $498.5 million, and QUIPS of $237.5 million. The Senior Bank Debt is a variable rate loan, while the Senior Notes, and QUIPS are fixed rate instruments.

         The Company has exposure to movements in various currencies around the world, particularly the Belgium Franc and the Australian dollar. Changes in currency exchange rates primarily affect the international components of the Company's balance sheet, income statement, and statement of cash flows. This exposure is somewhat offset because the Company's reinsurance premiums and invested assets are partially offset by losses incurred and loss reserves, respectively, generally denominated in the same currency. At June 30, 1999, the Company had no material currency rate exposure.

         In addition to interest rate and foreign exchange risk, the Company's common equity portfolio of $393.1 million at June 30, 1999 is subject to changes in value based on changes in equity prices, predominately from the United States. To hedge a portion of its exposure to movements in its equity portfolio, the Company entered into options contracts with a notional value of $7.2 million at June 30, 1999.

         The Company has recently established American Re Capital Markets, Inc. to provide its clients with integrated solutions for mitigating risk in the financial markets. Currently, American Re Capital Markets focuses on the weather derivative market, which exposes the Company to movement in weather related indexes. At June 30, 1999, the Company entered into 126 contracts with a notional value of $209.8 million. At June 30, 1999, the maximum payment amount of these contracts was $110.6 million, and the maximum receivable amount was $136.0 million.

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

         THE COMPANY'S STATE OF READINESS. Some of the Company's Year 2000 problems have been eliminated in the ordinary course of ongoing upgrades to the Company's technology platforms. However, in order to address the remainder of the Company's Year 2000 non-compliant systems (e.g. certain mainframe systems, old software applications, and some facilities equipment), in 1997 management initiated a Year 2000 Compliance Program consisting of 5 phases: Phase 1 - Planning, which consisted of defining the project scope, organizing a project team, developing a detailed project plan and obtaining management approval; Phase II - Inventory/Impact Analysis, which consisted of inventorying all of the Company's technology as well as non-technology-based systems and equipment containing embedded chips, determining whether there exists a potential Year 2000 problem, and analyzing the impact on the Company of such problem, and which resulted in the creation of a Year 2000 database including all products and services that need to be evaluated for Year 2000 compliance; Phase III - Renovation, which consists of repairing or replacing critical items that are not Year 2000 compliant; Phase IV - Vendor Compliance, pursuant to which, among other things, the Company is seeking representations from vendors that their products are Year 2000 compliant or modifications to make such products Year 2000 compliant and has retained research consultants to independently verify vendors' Year 2000 compliance; and Phase V Enterprise Wide Testing and Compliance Certification, which consists of performing a final integrated testing of the corrected business operations and underlying technical infrastructure in a controlled environment. The Company completed Phase I in January 1998, Phase II in May 1998, and Phases III, IV and V in August 1999, except that with respect to Phase III certain hardware in the Company's technology infrastructure identified as Year 2000 non-compliant will be upgraded or replaced to be Year 2000 compliant in early September 1999, and with respect to Phase IV the Company continues seeking representations from certain vendors as to the Year 2000 compliance of some products used at the Company. However, the Company's Year 2000 compliance testing has indicated that all critical such products would not pose a Year 2000 problem to the extent of such products' components and features actually used by the Company.

RISKS ASSOCIATED WITH YEAR 2000 ISSUES. The major business risks of a Year 2000 failure facing the Company are (i) the inability of the Company to maintain critical business operations dependent on technology or the loss of facilities infrastructure such as telephone communications, with the potential for lost revenue and profits due to business disruptions, (ii) the direct costs associated with restoring operations after disruption, (iii) the loss of competitive market position due to a significant disruption of long duration, and (iv) potential legal liabilities of the Company to third parties who may claim dependence on, or to have been harmed by the failure of, the Company's systems and operations. After all Phases are completed, the Company believes its systems will be no more likely to suffer disruptions from the Year 2000 problem than from any other type of hardware or software failures that can occur from time to time with many complex systems. The Company has backup systems for power, certain facilities infrastructure, and computer systems and has response procedures in place with vendors in the event of such "ordinary" failures. Unlike other businesses such as banking or computer based, transaction intensive retail operations, in the worst case scenario, the Company could briefly cease computer-related business operations without significant legal, regulatory, or financial impact. As a result, the Company has no additional contingency plan specific to potential Year 2000 failures after the renovation and compliance testing phases are completed. However, the Company, with the assistance of an independent accounting firm, is developing an updated business continuity plan which contemplates manual and other backup procedures to maintain the Company's operations in the event of systems failure for any reason, including failure as a result of a Year 2000 problem. This updated business continuity plan is expected to be finalized and implemented by the end of September 1999.

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

         COSTS ASSOCIATED WITH YEAR 2000 ISSUES. Year 2000 specific expenditures for the six months ended June 30, 1999, not including in-house resources, were approximately $1.8 million. These expenses are paid out of working capital. The Company currently has budgeted $4.0 million in expenses in connection with the Company's Year 2000 compliance effort in 1999. It is anticipated that the total Year 2000 compliance expenditures will not have a material adverse effect on the Company's business, operations or financial condition.

SAFE HARBOR DISCLOSURE

         The Company has disclosed certain forward-looking statements concerning its operations, economic performance and financial condition, including, in particular the likelihood of the Company's success in developing and expanding its business and the Company's readiness to handle issues related to Year 2000 and risks related thereto. These statements are based upon a number of assumptions and estimates which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of the Company, and reflect future business decisions which are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company's results. Such statements may include, but are not limited to, projections of premium revenue, investment income, other revenue, losses, expenses, earnings, cash flows, plans for future operations, common stockholders' equity, investments, capital plans, dividends, plans relating to products or services of American Re, and estimates concerning the effects of litigation or other disputes. Such statements may also include, but are not limited to, projections relating to the Company's ability to complete the various phases of its Year 2000 Compliance Plan on time; the ability of third party vendors and client companies to eliminate or minimize their Year 2000 exposures and the accuracy of their representations and warranties to the Company; the Company's ability to minimize any possible Year 2000 underwriting losses and the effects of Year 2000 reinsurance claims, litigation or other disputes, as well as assumptions for any of the foregoing and are generally expressed with words, such as "believes," "estimates," "expects," "anticipates," "plans," "projects," "forecasts," "goals," "could have," "may have" and similar expressions.

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

                                        AMERICAN RE CORPORATION
                                             (Registrant)


                                    /s/ George T. O'Shaughnessy, Jr.
                              -------------------------------------------------
                                        GEORGE T. O'SHAUGHNESSY, JR.
                                        Executive Vice President and
                                   Chief Financial and Accounting Officer






Dated:  August 13, 1999