Form 10-Q
period 1999-09-30
AMERICAN RE CORP
filed 1999-11-12
CIK 889217

\

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended SEPTEMBER 30, 1999, or
                                                ------------------

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 for the transition period from _______ to _______.

FOR THE QUARTER ENDED SEPTEMBER 30, 1999 COMMISSION FILE NUMBER 1-11688
                      ------------------                        -------

                           --------------------------

                             AMERICAN RE CORPORATION
             (Exact name of registrant as specified in its charter)

                           --------------------------

                  DELAWARE                          13-3672116
       (State or other jurisdiction of          (I.R.S. Employer
       incorporation or organization)          Identification No.)

     555 COLLEGE ROAD EAST
     PRINCETON, NEW JERSEY                          08543-5241
(Address of principal executive offices)            (zip code)

                           --------------------------

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

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE.


COMMON STOCK -$.01 PAR VALUE                           149.49712
----------------------------                      ----------------------
     Description of Class                           Shares Outstanding
                                                  as of November 12, 1999

                            AMERICAN RE CORPORATION


                               INDEX TO FORM 10-Q


PART I FINANCIAL INFORMATION

       Item 1 -
                                                                                                  PAGE
               Consolidated balance sheets at September 30, 1999 (unaudited), and December 31, 1998........................................................  1

               Consolidated statements of income for the three-month and nine-month periods ended September 30, 1999, and 1998 (unaudited).......................  2

               Consolidated statements of cash flows for the nine-month
                    periods ended September 30, 1999, and 1998 (unaudited).......................  3

               Notes to consolidated interim financial statements................................  4

       Item 2 -

               Management's discussion and analysis of
                    the Company's Results of Operations and Financial Condition.................. 10


PART II        OTHER INFORMATION................................................................. 17

PART I.  FINANCIAL INFORMATION
                    AMERICAN RE CORPORATION AND SUBSIDIARIES
                                                       - 1 -

                           CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                                         (UNAUDITED)
  ASSETS:                                                                             SEPTEMBER 30, 1999     DECEMBER 31, 1998
                                                                                   -------------------------------------------------
  Investments
     Fixed Maturities
        Bonds available for sale, at fair value (amortized cost:
           September 30, 1999 - $6,643.2;  December 31, 1998 - $6,688.6)............   $     6,527.8        $     6,876.0
        Preferred stock available for sale, at fair value (amortized cost:
           September 30, 1999 - $66.9; December 31, 1998 - $76.7)...................            67.1                 77.3
     Equity securities available for sale, at fair value (cost:  September 30,
           1999 - $357.8; December 31, 1998 - $488.7)...............................           364.7                545.2
     Other invested assets..........................................................            31.4                 27.9
  Cash and cash equivalents.........................................................           542.5                274.9
                                                                                       ------------------------------------------
             Total investments and cash.............................................         7,533.5              7,801.3
  Accrued investment income.........................................................            91.5                 85.4
  Premiums and other receivables ...................................................         1,267.9              1,315.5
  Deferred policy acquisition costs.................................................           377.6                357.7
  Reinsurance recoverables on paid and unpaid losses................................         2,475.6              2,343.1
  Funds held by ceding companies....................................................           613.0                408.9
  Prepaid reinsurance premiums......................................................           134.9                148.2
  Deferred federal income taxes.....................................................           282.2                142.6
  Other assets......................................................................         1,016.1                941.3
                                                                                       ------------------------------------------
             Total assets...........................................................   $    13,792.3        $    13,544.0
                                                                                       ==========================================
  LIABILITIES:
  Loss and loss adjustment expense reserves.........................................   $     7,466.2        $    7,334.1
  Unearned premium reserve..........................................................         1,394.2             1,280.5
                                                                                       ------------------------------------------
             Total insurance reserves...............................................         8,860.4             8,614.6
  Loss balances payable.............................................................           300.3               412.1
  Funds held under reinsurance treaties.............................................           345.2               273.7
  Senior bank debt..................................................................            75.0                75.0
  Senior notes......................................................................           498.5               498.5
  Other liabilities.................................................................           740.9               579.5
                                                                                       ------------------------------------------
             Total liabilities......................................................        10,820.3            10,453.4
                                                                                       ------------------------------------------
  Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding as all of its assets
      Junior Subordinated Debentures................................................           237.5               237.5
                                                                                       ------------------------------------------
  STOCKHOLDERS' EQUITY:
  Common stock, par value: $0.01 per share; authorized:
      1,000 shares; issued and outstanding:  September 30, 1999, and
      December 31, 1998 - 149.49712 shares..........................................             ---                  ---
  Additional paid-in capital........................................................         1,332.4              1,332.4
  Retained earnings.................................................................         1,504.7              1,397.6
  Accumulated other comprehensive income............................................          (102.6)               123.1
                                                                                       ------------------------------------------
             Total stockholders' equity.............................................         2,734.5              2,853.1
                                                                                       ==========================================
             Total liabilities, Company-obligated mandatorily redeemable
                preferred securities of subsidiary trust and stockholders' equity...   $    13,792.3        $    13,544.0
                                                                                       ==========================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                             THREE-MONTH PERIOD        NINE-MONTH PERIOD
                                                                             ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                                             1999          1998        1999          1998
                                                                          --------------------------------------------------------
        REVENUE:
           Premiums written ........................................      $  757.7     $  557.6     $  2,182.4     $  1,803.9
           Change in unearned premium reserve ......................          35.2         24.2         (132.9)         (53.1)
                                                                          --------------------------------------------------------
                 Premiums earned ...................................         792.9        581.8        2,049.5        1,750.8
           Net investment income ...................................         104.7        103.3          313.4          319.4
           Net realized capital gains ..............................          16.3         20.1           74.5           79.9
           Other income ............................................           2.9          7.9           19.7           26.2
                                                                          --------------------------------------------------------
                 Total revenue .....................................         916.8        713.1        2,457.1        2,176.3
                                                                          --------------------------------------------------------
        LOSSES AND EXPENSES:
           Losses and loss adjustment expenses .....................         677.3        441.4        1,585.3        1,231.6
           Commission expense ......................................         138.3        136.5          437.5          413.8
           Operating expense .......................................          71.5         53.4          196.4          164.0
           Interest expense ........................................          10.8         10.5           31.3           31.6
           Other expense ...........................................          22.3         28.1           64.4           77.2
                                                                          --------------------------------------------------------
                 Total losses and expenses .........................         920.2        669.9        2,314.9        1,918.2
                                                                          --------------------------------------------------------
                 Income before income taxes and distributions
                     on preferred securities of subsidiary trust ...          (3.4)        43.2          142.2          258.1
           Federal and foreign income taxes ........................         (11.1)         7.3           25.3           68.6
                                                                          --------------------------------------------------------
                 Income before distributions on preferred
                     securities of subsidiary trust ................           7.7         35.9          116.9          189.5
           Distributions on preferred securities of
              subsidiary trust, net of applicable
              income tax of $1.7 and $5.3, respectively ............          (3.3)        (3.3)          (9.8)          (9.8)
                                                                          --------------------------------------------------------
                 Net income to common stockholders .................      $    4.4     $   32.6     $    107.1     $    179.7
                                                                          --------------------------------------------------------
                                                                          --------------------------------------------------------




SEE ACCOMPANYING NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                                    NINE-MONTH PERIOD ENDED SEPTEMBER 30,
                                                                                            1999                   1998
                                                                                 ------------------------- -------------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income..............................................................    $       107.1            $        179.7
      Adjustments to reconcile net income to net cash
         provided by operating activities:
         Decrease (increase) in accrued investment income.....................             (6.1)                      3.9
         Decrease (increase) in premiums and other receivables................             47.6                    (282.0)
         Increase in deferred policy acquisition costs........................            (19.9)                    (29.4)
         Increase in insurance reserves.......................................            245.8                     202.6
         Increase (decrease) in current and deferred federal and foreign
             income tax assets................................................            (25.8)                    (12.6)
         Increase in net funds held balances..................................           (132.6)                     (4.7)
         Change in other assets and liabilities, net..........................           (190.4)                     72.9
         Depreciation expense on property and equipment.......................              7.4                       5.0
         Net realized capital gains...........................................            (74.5)                    (79.9)
         Change in other, net.................................................              9.5                      41.7
                                                                                ---------------------------------------------
           Net cash provided by (used in) operating activities................            (31.9)                     97.2
                                                                                ---------------------------------------------
  CASH FLOWS FROM INVESTING ACTIVITIES:
      Investments available for sale:
         Purchases  ..........................................................         (2,535.9)                 (5,986.8)
         Maturities                                                                       277.1                     314.7
         Sales................................................................          2,572.8                   5,285.7
      Other investments:
         Purchases  ..........................................................            (20.9)                     (1.6)
         Sales................................................................             14.7                       ---
      Cost of additions to property and equipment.............................             (7.9)                    (14.3)
                                                                                ---------------------------------------------
           Net cash provided by (used in) investing activities................            299.9                    (402.3)
                                                                                ---------------------------------------------
  EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS................             (0.4)                     (3.3)
                                                                                ---------------------------------------------
           Net increase (decrease) in cash and cash equivalents...............            267.6                    (308.4)
  Cash and cash equivalents, beginning of period..............................            274.9                     641.6
                                                                                ---------------------------------------------
  Cash and cash equivalents, end of period....................................    $       542.5            $        333.2
                                                                                =============================================


SEE ACCOMPANYING NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

                             AMERICAN RE CORPORATION
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)



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

       The information for the interim periods ended September 30, 1999, and 1998, is unaudited. The interim consolidated financial statements have been prepared on the basis of generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. Intercompany accounts and transactions have been eliminated. These financial statements should be read in conjunction with the financial statements and related notes in the Company's 1998 Form 10-K.

2.     COMPREHENSIVE INCOME

       The Company experienced a comprehensive loss of $52.2 million for the three-month period ended September 30, 1999, compared to comprehensive income of $72.4 million for the same period in 1998, and a comprehensive loss of $118.6 million for the nine-month period ended September 30, 1999, compared to comprehensive income of $212.8 million for the same period in 1998. The components of accumulated other comprehensive income are as follows:

                                                                   Net unrealized      Net unrealized
                                                                  appreciation of      loss on foreign
                                                                    investments           exchange              Total
                                                                 -------------------  ------------------  ------------------
       Balance at December 31, 1998                                     $158.9             $(35.8)               $123.1
             Period change                                              (278.3)               5.5                (272.8)
                Tax effect                                                97.4               (1.9)                 95.5
             Reclassification adjustment for gain/loss
                included in net income                                   (74.5)                --                 (74.5)
                Tax effect                                                26.1                 --                  26.1
                                                                 -------------------  ------------------  ------------------
       Balance at September 30, 1999                                    $(70.4)            $(32.2)              $(102.6)
                                                                 ===================  ==================  ==================

                             AMERICAN RE CORPORATION
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)


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

                                                     Three-month period                         Nine-month period
                                                     ended September 30,                        ended September 30,
                                                     1999                1998                 1999                1998
                                             ---------------------------------------------------------------------------------
       Premiums written
            Direct........................   $         85.4       $        58.9        $       204.9       $       136.8
            Assumed   ....................            816.6               679.8              2,469.9             2,172.0
            Ceded.........................           (144.3)             (181.1)              (492.4)             (504.9)
                                             ---------------------------------------------------------------------------------
            Net                                       757.7               557.6              2,182.4             1,803.9
                                             =================================================================================

       Premiums earned
            Direct........................             80.1                49.6                198.1               125.8
            Assumed.......................            878.3               708.5              2,358.3             2,106.5
            Ceded.........................           (165.5)             (176.3)              (506.9)             (481.5)
                                             ---------------------------------------------------------------------------------
            Net                                       792.9               581.8              2,049.5             1,750.8
                                             =================================================================================

       Losses incurred
            Direct........................             32.0                55.1                131.1               129.2
            Assumed.......................            661.9               460.1              1,747.4             1,410.4
            Ceded.........................            (16.6)              (73.8)              (293.2)             (308.0)
                                             ---------------------------------------------------------------------------------
            Net                              $        677.3       $       441.4        $     1,585.3       $     1,231.6
                                             =================================================================================

                             AMERICAN RE CORPORATION
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)


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

        THREE MONTHS ENDED SEPTEMBER 30, 1999

                                                                                     TOTAL
                                                                                   INSURANCE     FEE SUBS &
                                            DICO     RISKPARTNERS  INTERNATIONAL   OPERATIONS   HOLDING CO.   TOTAL
                                         ----------- ------------- -------------- ------------ ------------- -------------
        REVENUES
            GROSS PREMIUMS WRITTEN          $601.6        $144.5        $154.8        $900.9         $1.2     $902.1
                                         ----------- ------------- -------------- ------------ ------------- -------------
            NET PREMIUMS WRITTEN             525.7          95.5         135.3         756.5          1.2      757.7
                                         ----------- ------------- -------------- ------------ ------------- -------------
                PREMIUMS EARNED              517.7         130.4         143.9         792.0          0.9      792.9
            Net investment income                                                      100.0          4.7      104.7
            Net realized capital gains                                                  16.3          --        16.3
            Other income                                                                (1.6)         4.5        2.9
                                                                                 ------------- ------------- -------------
                Total revenue                                                          906.7         10.1      916.8
                                                                                 ------------- ------------- -------------

        LOSSES AND EXPENSES
            LOSSES AND LAE                   426.8          95.5         154.9         677.2          0.1      677.3
            UNDERWRITING EXPENSES            121.4          39.5          47.7         208.6          1.2      209.8
            Interest expense                                                             --          10.8       10.8
            Other expense                                                                3.2         19.1       22.3
                                                                                 ------------- ------------- -------------
                Total losses and expenses                                              889.0         31.2      920.2
                                                                                 ------------- ------------- -------------
                Income before income
                taxes and distributions on
                preferred securities                                                                            (3.4)
                                                                                                              ============

                UNDERWRITING GAIN (LOSS)     (30.5)         (4.6)        (58.7)        (93.8)        (0.4)     (94.2)
                                         =========== ============= ============== ============ ============= =============

            LOSS AND LAE RATIO                82.4%         73.2%        107.6%         85.5%        11.1%      85.4%
            UNDERWRITING EXPENSE RATIO        23.4          30.3          33.1          26.3        133.3       26.5
                                         ----------- ------------- -------------- ------------ ------------- -------------
            COMBINED RATIO                   105.8%        103.5%        140.7%        111.8%       144.4%     111.9%
                                         =========== ============= ============== ============ ============= =============

                             AMERICAN RE CORPORATION
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

        THREE MONTHS ENDED SEPTEMBER 30, 1998

                                                                                      TOTAL
                                                                                    INSURANCE     EE SUBS &
                                             DICO     RISKPARTNERS  INTERNATIONAL   OPERATIONS   FHOLDING CO.   TOTAL
                                         ----------- ------------- -------------- ------------ ------------- -------------
        REVENUES
            GROSS PREMIUMS WRITTEN           $476.5        $136.0        $126.2        $738.7           --      $738.7
                                         ----------- ------------- -------------- ------------ ------------- -------------
            NET PREMIUMS WRITTEN              391.3          59.8         106.5         557.6           --       557.6
                                         ----------- ------------- -------------- ------------ ------------- -------------
                PREMIUMS EARNED               396.2          70.5         115.1         581.8           --       581.8
            Net investment income                                                       104.0           (0.7)    103.3
            Net realized capital gains                                                   20.1           --        20.1
            Other income                                                                  0.3            7.6       7.9
                                                                                 ------------- ------------- -------------
                Total revenue                                                           706.2            6.9     713.1
                                                                                 ------------- ------------- -------------
        LOSSES AND EXPENSES
            LOSSES AND LAE                    290.3          47.4         103.7         441.4           --       441.4
            UNDERWRITING EXPENSES             132.8          30.4          26.7         189.9           --       189.9
            Interest expense                                                              --            10.5      10.5
            Other expense                                                                 8.4           19.7      28.1
                                                                                 ------------- ------------- -------------
                Total losses and expenses                                               639.7           30.2     669.9
                                                                                 ------------- ------------- -------------
                Income before income
                taxes and distributions on
                preferred securities                                                                              43.2
                                                                                                              ============

                UNDERWRITING GAIN (LOSS)      (26.9)         (7.3)        (15.3)        (49.5)          --       (49.5)
                                         =========== ============= ============== ============ ============= =============

            LOSS AND LAE RATIO                 73.3%         67.2%         90.1%         75.9%          --        75.9%
            UNDERWRITING EXPENSE RATIO         33.5          43.1          23.2          32.6           --        32.6
                                         ----------- ------------- -------------- ------------ ------------- -------------
            COMBINED RATIO                    106.8%        110.3%        113.3%        108.5%          --       108.5%
                                         =========== ============= ============== ============ ============= =============

                             AMERICAN RE CORPORATION
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)


        NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                                      TOTAL
                                                                                    INSURANCE     EE SUBS &
                                             DICO     RISKPARTNERS  INTERNATIONAL   OPERATIONS   FHOLDING CO.   TOTAL
                                         ----------- ------------- -------------- ------------ ------------- -------------
        REVENUES
            GROSS PREMIUMS WRITTEN         $1,612.5        $604.4        $448.6      $2,665.5           $9.4  $2,674.9
                                         ----------- ------------- -------------- ------------ ------------- -------------
            NET PREMIUMS WRITTEN            1,368.9         401.9         402.2       2,173.0            9.4   2,182.4
                                         ----------- ------------- -------------- ------------ ------------- -------------
                PREMIUMS EARNED             1,270.4         382.6         387.4       2,040.4            9.1   2,049.5
            Net investment income                                                       304.8            8.6     313.4
            Net realized capital gains                                                   74.5           --        74.5
            Other income                                                                 (1.9)          21.6      19.7
                                                                                 ------------- ------------- -------------
                Total revenue                                                         2,417.8           39.3   2,457.1
                                                                                 ------------- ------------- -------------
        LOSSES AND EXPENSES
            LOSSES AND LAE                    960.3         279.2         337.6       1,577.1            8.2   1,585.3
            UNDERWRITING EXPENSES             392.6         115.5         125.0         633.1            0.8     633.9
            Interest expense                                                             --             31.3      31.3
            Other expense                                                                 6.7           57.7      64.4
                                                                                 ------------- ------------- -------------
                Total losses and expenses                                             2,216.9           98.0   2,314.9
                                                                                 ------------- ------------- -------------
                Income before income
                taxes and distributions on
                preferred securities                                                                             142.2
                                                                                                              ============

                UNDERWRITING GAIN (LOSS)      (82.5)        (12.1)        (75.2)       (169.8)           0.1    (169.7)
                                         =========== ============= ============== ============ ============= =============

            LOSS AND LAE RATIO                 75.6%         73.0%         87.1%         77.3%          90.1%     77.4%
            UNDERWRITING EXPENSE RATIO         30.9          30.2          32.3          31.0            8.8      30.9
                                         ----------- ------------- -------------- ------------ ------------- -------------
            COMBINED RATIO                    106.5%        103.2%        119.4%        108.3%          98.9%    108.3%
                                         =========== ============= ============== ============ ============= =============

                             AMERICAN RE CORPORATION
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)



        NINE MONTHS ENDED SEPTEMBER 30, 1998

                                                                                      TOTAL
                                                                                    INSURANCE     EE SUBS &
                                             DICO     RISKPARTNERS  INTERNATIONAL   OPERATIONS   FHOLDING CO.   TOTAL
                                         ----------- ------------- -------------- ------------ ------------- -------------
        REVENUES
            GROSS PREMIUMS WRITTEN         $1,422.0        $486.5        $400.2      $2,308.7           --       $2,308.7
                                         ----------- ------------- -------------- ------------ ------------- -------------
            NET PREMIUMS WRITTEN            1,169.8         305.3         328.8       1,803.9           --        1,803.9
                                         ----------- ------------- -------------- ------------ ------------- -------------
                PREMIUMS EARNED             1,177.3         247.2         326.3       1,750.8           --        1,750.8
            Net investment income                                                       322.1           (2.7)       319.4
            Net realized capital gains                                                   79.9           --           79.9
            Other income                                                                  4.0           22.2         26.2
                                                                                 ------------- ------------- -------------
                Total revenue                                                         2,156.8           19.5      2,176.3
                                                                                 ------------- ------------- -------------
        LOSSES AND EXPENSES
            LOSSES AND LAE                    825.1         165.4         241.1       1,231.6           --        1,231.6
            UNDERWRITING EXPENSES             402.4          91.2          84.2         577.8           --          577.8
            Interest expense                                                             --             31.6         31.6
            Other expense                                                                18.0           59.2         77.2
                                                                                 ------------- ------------- -------------
                Total losses and expenses                                             1,827.4           90.8      1,918.2
                                                                                 ------------- ------------- -------------
                Income before income
                taxes and distributions on
                preferred securities                                                                                258.1
                                                                                                              ============

                UNDERWRITING GAIN (LOSS)      (50.2)         (9.4)          1.0         (58.6)          --          (58.6)
                                         =========== ============= ============== ============ ============= =============

            LOSS AND LAE RATIO                 70.1%         66.9%         73.9%         70.3%          --        70.3%
            UNDERWRITING EXPENSE RATIO         34.2          36.9          25.8          33.0           --        33.0
                                         ----------- ------------- -------------- ------------ ------------- -------------
            COMBINED RATIO                    104.3%        103.8%         99.7%        103.3%          --       103.3%
                                         =========== ============= ============== ============ ============= =============

MANAGEMENTS' DISCUSSION AND ANALYSIS OF THE COMPANY'S RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1999, COMPARED WITH QUARTER ENDED SEPTEMBER 30, 1998

         The Company's net premiums written increased 35.9% to $757.7 million for the quarter ended September 30, 1999, from $557.6 million for the same period in 1998. The increase in net premiums written was attributable to increases in treaty and facultative net premium writings. Treaty net premium writings increased 33.2% to $501.4 million for the third quarter of 1999 from $376.3 million for the same period in 1998. This increase was primarily attributable to the Company's Domestic Insurance Company Operations ("DICO") which increased 46.9% to $388.5 million for the third quarter of 1999, from $264.5 million for the same period in 1998, as a result of retrospective premium adjustments on several reinsurance contracts.

         Facultative net premiums written increased 41.4% to $256.3 million for the third quarter of 1999, from $181.3 million for the same period in 1998. This increase was partially due to a change in the Company's facultative retrocessional program to retain more of this business. Net facultative premiums written changes included (i) an 8.2% increase in DICO facultative net premiums written to $137.2 million for the third quarter of 1999, from $126.8 million for the same period in 1998; (ii) a significant increase in net premiums written by the Company's alternative market operation, Munich-American RiskPartners, Inc. ("RiskPartners"), to $102.9 million for the third quarter of 1999, from $47.1 million for the same period in 1998; and (iii) an increase in net premiums written by International Operations, to $16.2 million for the third quarter of 1999, from $7.4 million for the same period in 1998.

         The Company's net premiums earned increased 36.3% to $792.9 million for the quarter ended September 30, 1999, from $581.8 million for the same period in 1998. The increase in premiums earned was primarily attributable to the increase in premiums written in the third quarter of 1999.

         Net losses and LAE incurred increased 53.4% to $677.3 million for the quarter ended September 30, 1999, from $441.4 million for the same period in 1998. This increase was primarily attributable to increased net premiums earned during the period, in addition to increases in the Company's ultimate current accident year loss ratios for certain types of business, and adverse loss development on several retrospectively rated treaties. Net losses and LAE also included $86.5 million of catastrophe losses in the quarter ended September 30, 1999, compared to $50.0 million for the same period in 1998.

         Underwriting expense, consisting of commission expense plus operating expense, increased 10.5% to $209.8 million for the quarter ended September 30, 1999, from $189.9 million for the same period in 1998. Commission expense increased 1.3% to $138.3 million for the third quarter of 1999 from $136.5 million for the same period in 1998. Operating expenses increased 33.9% to $71.5 million for the third quarter of 1999 from $53.4 million for the third quarter of 1998. This increase was primarily due to a decrease in the capitalization of deferred acquisition costs.

         The Company experienced an underwriting loss (net premiums earned minus losses and LAE incurred and underwriting expenses) of $94.2 million for the quarter ended September 30, 1999, compared to an underwriting loss of $49.5 million for the same period in 1998. On a GAAP basis, the Company's loss ratio increased to 85.4% for the third quarter of 1999 from 75.9% for the same period in 1998, while the underwriting expense ratio decreased to 26.5% for the third quarter of 1999 from 32.6% for the same period in 1998. As a result of these changes, the combined ratio for the quarter ended September 30, 1999, increased to 111.9% from 108.5% for the same period in 1998.

         Pre-tax net investment income increased 1.4% to $104.7 million for the quarter ended September 30, 1999, from $103.3 million for the same period in 1998. This increase is attributable to higher overall portfolio yields during the period. The Company's after-tax net investment income increased slightly to $76.5 million for the quarter ended September 30, 1999, from $76.0 million for the same period in 1998.

         The Company realized net capital gains of $16.3 million for the quarter ended September 30, 1999, compared to net capital gains of $20.1 million for the same period in 1998. The 1999 period included capital gains of $21.3 million on the sale of common equities, offset by capital losses of $4.7 million on the sale of bonds. The 1998 period included net capital gains of $23.5 million on the sale of bonds, offset by net capital losses of $3.2 million on the sale of common stock.

         Other income decreased 63.3% to $2.9 million for the quarter ended September 30, 1999, from $7.9 million for the same period in 1998. This decrease was primarily attributable to a decrease in revenues from fee subsidiaries. Other expenses decreased 20.6% to $22.3 million for the third quarter of 1999 from $28.1 million for the same period in 1998. This decrease was primarily attributable to lower expenses from fee subsidiaries during the third quarter of 1999, and the write-off of $3.5 million of certain company balances during the 1998 period.

         The Company experienced a loss before income taxes and distributions on preferred securities of $3.4 million for the quarter ended September 30, 1999, compared to income of $43.2 million for the same period in 1998. Federal and foreign income taxes decreased to a tax benefit of $11.1 million for the quarter ended September 30, 1999, from tax expense of $7.3 million for the same period in 1998.

         The Company recognized an after-tax charge of $3.3 million for each of the three-month periods ended September 30, 1999 and 1998, representing the Company's minority interest in the earnings of American Re Capital, a single-purpose wholly owned subsidiary trust. The charge is due to the distributions incurred by American Re Capital on the Cumulative Quarterly Income Preferred Securities ("QUIPS").

         Net income to common stockholders decreased 86.5% to $4.4 million for the quarter ended September 30, 1999, from $32.6 million for the same period in 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998

         The Company's net premiums written increased 21.0% to $2,182.4 million for the nine months ended September 30, 1999, from $1,803.9 million for the same period in 1998. The increase in net premiums written was attributable to increases in both treaty and facultative business. Treaty net premiums written increased 22.4% to $1,484.6 million for the nine months ended September 30, 1999 from $1,213.1 million for the same period in 1998. This increase in treaty premiums was primarily attributable to (i) a 20.7% increase in net premiums written by DICO to $958.5 million for the nine months ended September 30, 1999, from $793.9 million for the same period in 1998, as a result of retrospective premium adjustments on several reinsurance contracts; (ii) a 32.2% increase in net premiums written by RiskPartners, to $149.2 million for the nine months ended September 30, 1999, from $112.9 million for the same period in 1998; and
(iii) a 20.0% increase in net premiums written by International Operations, to $367.5 million for the nine months ended September 30, 1999, from $306.3 million for the same period in 1998.

         Facultative net premiums written increased 18.1% to $697.8 million for the nine months ended September 30, 1999, from $590.8 million for the same period in 1998. This increase was partially due to a change in the Company's facultative retrocessional program to retain more of this business. Net facultative premiums written changes included (i) a 9.2% increase in net premiums written by DICO to

$410.4 million for the nine months ended September 30, 1999, from $375.9 million for the same period in 1998; (ii) a 31.3% increase in net premiums written by RiskPartners to $252.7 million for the nine months ended September 30, 1999, from $192.4 million for the same period in 1998; and (iii) a 54.2% increase in net premiums written by International Operations to $34.7 million for the nine months ended September 30, 1999, from $22.5 million for the same period in 1998.

         The Company's net premiums earned increased 17.1% to $2,049.5 million for the nine months ended September 30, 1999, from $1,750.8 million for the same period in 1998. The increase in premiums earned was primarily attributable to increases in net premiums written, somewhat offset by the timing of premiums earned on business in force.

         Net losses and LAE incurred increased 28.7% to $1,585.3 million for the nine months ended September 30, 1999, from $1,231.6 million for the same period in 1998. This increase was primarily attributable to the increase in net premiums earned during the period, increases in the Company's ultimate accident year loss ratios for certain types of business, and adverse loss development on several retrospectively rated treaties. Net losses and LAE also included $114.0 million of catastrophe losses in the nine months ended September 30, 1999, compared to $62.0 million for the same period in 1998.

         Underwriting expense, consisting of commission expense plus operating expense, increased 9.7% to $633.9 million for the nine months ended September 30, 1999, from $577.8 million for the same period in 1998. Commission expense increased 5.7% to $437.5 million for the nine months ended September 30, 1999 from $413.8 million for the same period in 1998. This increase was primarily attributable to the increase in net premiums earned in the 1999 period. Operating expenses increased 19.8% to $196.4 million for the nine months ended September 30, 1999 from $164.0 million for the nine months ended September 30, 1998. This increase was primarily due to a decrease in the capitalization of deferred acquisition costs.

         The Company experienced an underwriting loss (net premiums earned minus losses and LAE incurred and underwriting expenses) of $169.7 million for the nine months ended September 30, 1999, compared to an underwriting loss of $58.6 million for the same period in 1998. On a GAAP basis, the Company's loss ratio increased to 77.4% for the nine months ended September 30, 1999 from 70.3% for the same period in 1998, while the underwriting expense ratio decreased to 30.9% for the nine months ended September 30, 1999 from 33.0% for the same period in 1998. As a result of these changes, the combined ratio for the nine months ended September 30, 1999, increased to 108.3% from 103.3% for the same period in 1998.

         Pre-tax net investment income decreased 1.9% to $313.4 million for the nine months ended September 30, 1999, from $319.4 million for the same period in 1998. This decrease is attributable to a decrease in invested assets from the 1998 period and overall lower portfolio yields. The Company's after-tax net investment income decreased slightly to $230.8 million for the nine months ended September 30, 1999, from $232.0 million for the same period in 1998.

         The Company realized net capital gains of $74.5 million for the nine months ended September 30, 1999, compared to net capital gains of $79.9 million for the same period in 1998. The 1999 period included capital gains of $5.6 million on the sale of bonds and $69.8 million on the sale of common equities. The 1998 period included net capital gains of $83.3 million on the sale of bonds and $12.0 million on the sale of common equities, offset by the $15.4 million write-down of common stock and other invested asset holdings, as the decline in fair value of these securities was considered to be other than temporary.

         Other income decreased 24.8% to $19.7 million for the nine months ended September 30, 1999, from $26.2 million for the same period in 1998. This decrease was primarily attributable to a decrease in income from deposit liabilities. Other expenses decreased 16.6% to $64.4 million for the nine months ended September 30, 1999 from $77.2 million for the same period in 1998. This decrease was primarily attributable to a decrease in non-insurance related expenses, and the write-off of $3.5 million of certain company balances during the 1998 period.

         Income before income taxes and distributions on preferred securities decreased by 44.9% to $142.2 million for the nine months ended September 30, 1999, from $258.1 million for the same period in 1998. Federal and foreign income taxes decreased to $25.3 million for the nine months ended September 30, 1999, from $68.6 million for the same period in 1998.

         The Company recognized an after-tax charge of $9.8 million for each of the nine-month periods ended September 30, 1999 and 1998, representing the Company's minority interest in the earnings of American Re Capital, a single-purpose wholly owned subsidiary trust. The charge is due to the distributions incurred by American Re Capital on the Cumulative Quarterly Income Preferred Securities ("QUIPS").

         Net income to common stockholders decreased 40.4% to $107.1 million for the nine months ended September 30, 1999, from $179.7 million for the same period in 1998.

FINANCIAL CONDITION

         Total consolidated assets increased to $13,792.3 million at September 30, 1999, from $13,544.0 million at December 31, 1998. Total consolidated liabilities also increased to $10,820.3 million at September 30, 1999, from $10,453.4 million at December 31, 1998.

         The total financial statement value of investments and cash decreased 3.4% to $7,533.5 million at September 30, 1999, from $7,801.3 million at December 31, 1998, primarily due to a decrease in the fair value of investments held. The financial statement value of the investment portfolio at September 30, 1999, included a net decrease from amortized cost to fair value of $108.3 million for debt and equity investments, compared to a net increase of $244.5 million at December 31, 1998. At September 30, 1999, the Company recognized a cumulative unrealized loss of $70.4 million due to the net adjustment to fair value on debt and equity investments, after applicable income tax effects, which was reflected in stockholders' equity as a component of accumulated other comprehensive income. This represents a net decrease to stockholders' equity of $229.3 million from the cumulative unrealized gain on debt and equity securities of $158.9 million recognized at December 31, 1998.

         Common stockholders' equity decreased 4.2% to $2,734.5 million at September 30, 1999, from $2,853.1 million at December 31, 1998. This decrease was primarily attributable to a $225.7 million decrease in accumulated other comprehensive income, net of tax, offset by net income of $107.1 million.

         The Company's insurance/reinsurance subsidiaries' statutory surplus decreased to $2,431.6 million at September 30, 1999, from $2,631.1 million at December 31, 1998. Operating leverage, as measured by such subsidiaries' premiums-to-surplus ratio, on an annualized basis was 1.10 to 1 and 0.87 to 1 at September 30, 1999, and December 31, 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company is an insurance holding company whose only material investment is in the capital stock of American Re-Insurance. The Company is dependent on dividends and tax allocation payments, primarily from American Re-Insurance, to meet its short- and long-term liquidity requirements, including its debt service obligations.

         The Company's cash flow from operations may be influenced by a variety of other factors, including cyclical changes in the property and casualty reinsurance market, insurance regulatory initiatives, and changes in general economic conditions. Liquidity requirements are met on a short- and long-term basis by funds provided by operations and from the maturity and the sale of investments. Cash provided by operations primarily consists of premiums collected, investment income, and reinsurance recoverable balances collected, less paid claims (including payments made to commute or settle reinsurance arrangements), retrocession payments, underwriting and interest expenses, QUIPS distributions, and income tax payments. Cash flows used in operations for the Company were $31.9 million for the nine-month period ended September 30, 1999, compared to cash flows provided by operations of $97.2 million for the same period in 1998. This decrease is primarily attributable to higher paid losses during the 1999 period.

         Cash and cash equivalents were $542.5 million and $274.9 million at September 30, 1999, and December 31, 1998, respectively. Cash and short-term investments are maintained for liquidity purposes and represented 7.2% and 3.5%, respectively, of total financial statement investments and cash on such dates.

MARKET AND INTEREST RATE RISK

         The Company is subject to market risk arising from the potential change in the value of its various financial instruments. These changes may be due to fluctuations in interest and foreign exchange rate and equity prices. The major components of market risk affecting the Company are interest rate, foreign currency and equity risk.

         The Company has both fixed and variable (primarily mortgage backed securities and collateralized mortgage obligations) income investments with a value of $6,594.9 million at September 30, 1999 that are subject to changes in value due to market interest rates. The Company also has Senior Bank Debt of $75.0 million, Senior Notes of $498.5 million, and QUIPS of $237.5 million. The Senior Bank Debt is a variable rate loan, while the Senior Notes, and QUIPS are fixed rate instruments.

         The Company has exposure to movements in various currencies around the world, particularly the Belgium Franc and the Australian dollar. Changes in currency exchange rates primarily affect the international components of the Company's balance sheet, income statement, and statement of cash flows. This exposure is somewhat offset because the Company's reinsurance premiums and invested assets are partially offset by losses incurred and loss reserves, respectively, generally denominated in the same currency. At September 30, 1999, the Company had no material currency rate exposure.

         In addition to interest rate and foreign exchange risk, the Company's common equity portfolio of $364.7 million at September 30, 1999 is subject to changes in value based on changes in equity prices, predominately from the United States. To hedge a portion of its exposure to movements in its equity portfolio, the Company entered into options contracts with a notional value of $0.6 million at September 30, 1999.

         The Company established American Re Capital Markets, Inc. ("ARCM"), to provide its clients with integrated solutions for mitigating risk in the financial markets. Currently, American Re Capital Markets focuses on the weather derivative market, which exposes the Company to movement in weather related indexes. At September 30, 1999, ARCM was a counterparty under 75 contracts with a notional value of $123.5 million. At September 30, 1999, the maximum payment amount of these contracts was $73.7 million, and the maximum receivable amount was $92.3 million.


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



         THE COMPANY'S STATE OF READINESS. Some of the Company's Year 2000 problems have been eliminated in the ordinary course of ongoing upgrades to the Company's technology platforms. However, in order to address the remainder of the Company's Year 2000 non-compliant systems (e.g. certain mainframe systems, old software applications, and some facilities equipment), in 1997 management initiated a Year 2000 Compliance Program consisting of 5 phases: Phase 1 - Planning, which consisted of defining the project scope, organizing a project team, developing a detailed project plan and obtaining management approval; Phase II - Inventory/Impact Analysis, which consisted of inventorying all of the Company's technology as well as non-technology-based systems and equipment containing embedded chips, determining whether there exists a potential Year 2000 problem, and analyzing the impact on the Company of such problem, and which resulted in the creation of a Year 2000 database including all products and services that need to be evaluated for Year 2000 compliance; Phase III - Renovation, which consists of repairing or replacing critical items that are not Year 2000 compliant; Phase IV - Vendor Compliance, pursuant to which, among other things, the Company is seeking representations from vendors that their products are Year 2000 compliant or modifications to make such products Year 2000 compliant and has retained research consultants to independently verify vendors' Year 2000 compliance; and Phase V - Enterprise Wide Testing and Compliance Certification, which consists of performing a final integrated testing of the corrected business operations and underlying technical infrastructure in a controlled environment. The Company completed Phase I in January 1998, Phase II in May 1998, Phases IV and V in August 1999, and Phase III in the beginning of November 1999, except that with respect to Phase IV the Company continues seeking representations from certain vendors as to the Year 2000 compliance of some products used at the Company. Notwithstanding the fact that the Company continues to seek such representations, the Company's Year 2000 compliance testing has indicated that all critical such products are Year 2000 compliant to the extent of such products' components and features actually used by the Company.


         RISKS ASSOCIATED WITH YEAR 2000 ISSUES. The major business risks of a Year 2000 failure facing the Company are (i) the inability of the Company to maintain critical business operations dependent on technology or the loss of facilities infrastructure such as telephone communications, with the potential for lost revenue and profits due to business disruptions, (ii) the direct costs associated with restoring operations after disruption, (iii) the loss of competitive market position due to a significant disruption of long duration, and (iv) potential legal liabilities of the Company to third parties who may claim dependence on, or to have been harmed by the failure of, the Company's systems and operations. Based upon the completion of the Year 2000 Compliance Program in all material respects, the Company believes its systems will be no more likely to suffer disruptions from the Year 2000 problem than from any other type of hardware or software failures that can occur from time to time with many complex systems. The Company has backup systems for power, certain facilities infrastructure, and computer systems and has response procedures in place with vendors in the event of such "ordinary" failures. Unlike other businesses such as banking or computer based, transaction intensive retail operations, in the worst case scenario, the Company could briefly cease computer-related business operations without significant legal, regulatory, or financial impact. However, the Company, with the assistance of an independent accounting firm, has developed and implemented an updated business continuity plan which contemplates manual and other backup procedures to maintain the Company's operations in the event of systems failure for any reason, including failure as a result of a Year 2000 problem.

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

     COSTS ASSOCIATED WITH YEAR 2000 ISSUES. Year 2000 specific expenditures for the year to date as of the quarter ended September 30, 1999, not including in-house resources, were approximately $2.7 million. These expenses are paid out of working capital. The Company currently has budgeted $4.0 million in expenses in connection with the Company's Year 2000 compliance effort in 1999. It is anticipated that the total Year 2000 compliance expenditures will not have a material adverse effect on the Company's business, operations or financial condition.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

SUPERIOR NATIONAL INSURANCE GROUP, INC. V. AMERICAN RE INSURANCE COMPANY, ET AL.

In connection with the sale of Business Insurance Group ("BIG") by Foundation Health Systems, Inc., to Superior National Insurance Group, Inc. ("Superior National") effective as of December 10, 1998, Inter-Ocean Reinsurance Company, Ltd. ("Inter-Ocean") entered into an Aggregate Excess of Loss Reinsurance Agreement with BIG ("the AEOL Agreement"), pursuant to which Inter-Ocean agreed to reinsure up to $175 million of losses under certain workers' compensation policies written by BIG. Effective as of the same date, American Re, entered into a retrocessional agreement with Inter-Ocean reinsuring the AEOL Agreement (the "Retrocessional Agreement"). Under the terms of the Retrocessional Agreement, American Re agreed to provide coverage to Inter-Ocean in the event of an accelerated payout of losses that exhaust the experience fund established under the AEOL Agreement. Under a separate agreement, Inter-Ocean assigned to BIG its right to collect any retrocessional recoveries from American Re (the "Assignment Agreement"). In February, 1999, Inter-Ocean was informed that based upon BIG's December 31, 1998 estimate of its reserves, the entire $175 million limit of its cover would be exhausted.

Effective July 28, 1999, Inter-Ocean filed a demand for arbitration (the "First Arbitration") pursuant to the AEOL Agreement, seeking rescission of the AEOL Agreement on the grounds that BIG failed to disclose information that was material to the risk. In August, 1999, BIG filed an answer to the demand for arbitration and counterclaims against Inter-Ocean seeking, among other things, a declaration that the AEOL Agreement is valid and binding, injunctive relief and compensatory and punitive damages of at least $200 million. A hearing in the First Arbitration is currently scheduled for May, 2000.

 In August, 1999, BIG filed a demand for arbitration against American Re (the "Second Arbitration"), allegedly pursuant to the Assignment Agreement, seeking, among other things, a declaration that the Retrocessional Agreement and the AEOL Agreement are valid and binding, injunctive relief and compensatory and punitive damages of at least $200 million. In September, 1999, American Re brought an action in the United States District Court for the Southern District of New York, seeking dismissal of the Second Arbitration on the grounds that BIG's claims against American Re are not arbitrable.

On September 10, 1999, Superior National brought an action in the Los Angeles County Superior Court against American Re and Inter-Ocean alleging causes of action for, among other things, fraud, and negligent misrepresentation, and seeking compensatory and punitive damages in excess of $200 million as well as injunctive relief.

Although there can be no assurance of a favorable outcome in these matters, American Re believes that the First Arbitration against BIG has merit, that the Second Arbitration and the California lawsuit filed by Superior National are wholly without legal or factual foundation, that it will ultimately prevail in these actions and that they will not have a material adverse effect on American Re.


ITEMS 2, 3 AND 4 HAVE BEEN OMITTED AS THEY ARE EITHER INAPPLICABLE OR THE ANSWER IS NEGATIVE.

ITEM 5.  OTHER INFORMATION


HOLOCAUST VICTIMS INSURANCE CLAIMS

Several states have enacted legislation pertaining to insurance policies that were issued in Nazi Germany or allied areas in Europe to Holocaust victims during the 1920 through 1945 era. Florida, New York and Washington have statutes that seek reports of information on such insurance. California's statute (the "California Holocaust Law") purports to authorize the Insurance Department ("CID") to conduct investigations of such insurance to determine whether there remain outstanding claims, and to suspend the certificates of authority of California licensed insurers who still have outstanding unpaid valid claims or who are affiliated with insurers that have such outstanding claims. Most state insurance commissioners have subscribed to the charter of the International Commission on Holocaust Era Insurance Claims ("ICHEIC"), a private organization established for the purpose of identifying and resolving claims against such policies issued by members of the ICHEIC. While none of the American Re companies ever issued insurance policies in Europe during this era, and Munich Re also never issued such insurance, some European insurers in which Munich Re currently has an investment interest may have issued such insurance policies.

American Re has filed reports in Florida, New York and Washington with information voluntarily provided by the European insurers in which Munich Re has an investment interest, in an effort to cooperate with the insurance departments and assist them in obtaining the information sought. American Re also is cooperating with the CID by means of an exchange of information and documents, including information voluntarily provided by these European insurers, in response to the CID's issuance of a notice of examination and hearing to the Company, Munich Re and other U.S. based Munich Re companies under the California Holocaust Law. The Company has also received from the Florida Insurance Department a subpoena (reportedly one of 40 companies issued such subpoenas) for records in connection with insurance issued to Holocaust victims, and is also cooperating with the Florida department in response to such subpoena.

It appears that the objective of the various insurance commissioners, and the state laws related to Holocaust-era insurance policies and claims, is to attempt to force membership in the ICHEIC by policy issuing carriers, and that the objective of the actions against American Re-Insurance Company in particular is to attempt to force Munich Re, notwithstanding the fact that it never issued any such policies and that it does not control the European insurers in which it has an investment interest, to join the ICHEIC. Although American Re-Insurance Company believes that these laws and/or their application to the American Re companies and Munich Re are subject to challenge on constitutional or other grounds, American Re-Insurance Company has to date chosen to cooperate with the insurance commissioners. There can be no assurance that these matters will be ultimately resolved through cooperation and/or compromise or that any action taken by any of the insurance commissioners against any of the American Re companies will not have a material adverse effect on the business, financial condition or results of operations of American Re or any of such companies.

UNITED NATIONAL ACQUISITION

In August, 1999, American Re signed a definitive agreement (the "Agreement") to acquire all of the outstanding shares of American Insurance Service, Inc. ("AIS"), the holding company that owns the United National Group of Companies ("UNG"). UNG includes United National Insurance Company, Diamond State Insurance Company, and Hallmark Insurance Company. UNG has admitted and non-admitted capabilities through three risk bearing entities to write business in all states except Alaska, and holds an A+ (Superior) rating from the insurance industry-rating firm A.M. Best. For the year ending December 31 1998, UNG reported net income of $24.6 million and had shareholders' equity of $278.8 million.

The amount of consideration to be paid to the shareholders of AIS ("Sellers") by American Re is three hundred fifty million dollars ($350,000,000) in cash ("Purchase Price"), subject to certain adjustments not expected to increase the Purchase Price in excess of five million dollars ($5,000,000). Under the Agreement, the transaction is contingent upon AIS's purchase of certain shares currently owned by the Sellers (the "Redemption"), for a price of one hundred fifty million dollars ($150,000,000) (the "Redemption Price"). The Redemption is expected to occur simultaneously with or immediately prior to American Re's purchase of the remaining outstanding shares from the Sellers.

Approximately one hundred ninety million dollars ($190,000,000) of the Purchase Price is currently in readily available funds held by American Re, and American Re anticipates receiving funds to pay the balance of the Purchase Price, from an extraordinary dividend in such amount from American Re-Insurance, upon the approval of such dividend from the Delaware Insurance Department. It is anticipated that the funds to effectuate the Redemption by AIS will be from dividends totaling one hundred fifty million dollars ($150,000,000) (including an extraordinary dividend of approximately $124,000,000) to be paid to AIS by its wholly owned insurer, United National, upon the approval of the Pennsylvania Insurance Department. In the event that sufficient funds are not available for AIS to achieve the full Redemption Price, under the Agreement, American Re may elect to increase the Purchase Price in order to adjust for any such deficiency in the Redemption Price.

The transaction is expected to be completed in the fourth quarter of 1999, subject to regulatory approval and other customary closing conditions.

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

                                    MERICAN RE CORPORATION
                                         (Registrant)


                                    /s/ GEORGE T. O'SHAUGHNESSY, JR.
                                    ------------------------------------------
                                        GEORGE T. O'SHAUGHNESSY, JR.
                                        Executive Vice President and
                                    Chief Financial and Accounting Officer











Dated:  November 12, 1999