Form 10-K
period 1999-12-31
AMERICAN RE CORP
filed 2000-03-30
CIK 889217

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

For the fiscal year ended December 31, 1999             Commission File #1-11688

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

             Title of Each Class                 Name of Each Exchange on Which Registered
    AMERICAN RE CAPITAL--8.5% CUMULATIVE                  NEW YORK STOCK EXCHANGE
                  QUARTERLY
    INCOME PREFERRED SECURITIES (AND THE
                  GUARANTEE
   BY AMERICAN RE CORPORATION WITH RESPECT
                  THERETO)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    100% of the Company's voting stock is owned by Munich Reinsurance Company. At March 20, 2000, the number of shares outstanding of the registrant's common stock was 149.49712.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            AMERICAN RE CORPORATION

                               TABLE OF CONTENTS

ITEM                                                            PAGE
----                                                          --------
PART I

   1. Business..............................................      1

   2. Properties............................................     11

   3. Legal Proceedings.....................................     11

   4. Submission of Matters to a Vote of Security Holders...     12

PART II

   5. Market for the Company's Common Equity and Related
      Stockholder Matters...................................     13

   6. Selected Financial Information of the Company.........     13

   7. Management's Discussion and Analysis of the Company's
      Results of Operations and Financial Condition.........     14

   8. Financial Statements and Supplementary Data...........     23

   9. Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure...................     27

PART III

  10. Directors and Executive Officers of the Registrant....     28

  11. Executive Compensation................................     31

  12. Security Ownership of Certain Beneficial Owners and
      Management............................................     34

  13. Certain Relationships and Related Transactions........     34

PART IV

  14. Exhibits, Financial Statement Schedules, and Reports
      on Form 8-K...........................................     35

                                     PART I

    Unless indicated otherwise, all financial data presented herein are derived from or based on the Company's consolidated financial statements prepared in accordance with generally accepted accounting principles ("GAAP"). Statutory data, where specifically identified as such, is presented on a combined basis for American Re-Insurance Company, American Alternative Insurance Corporation and The Princeton Excess and Surplus Lines Insurance Company. (These companies together are the "reinsurance/ insurance subsidiaries"). The statutory data are derived from statutory financial statements. Such statutory financial statements are prepared in accordance with statutory accounting principles, which differ from GAAP.

ITEM 1. BUSINESS

THE COMPANY AND AMERICAN RE-INSURANCE

    American Re Corporation (the "Company" or "American Re"), is the holding company for various reinsurance and insurance entities which provide treaty and facultative reinsurance, insurance and related services to insurance companies, other large businesses, government agencies, pools and other self-insurers in the United States and worldwide. The Company's principal subsidiary, American Re-Insurance Company, a Delaware insurance company founded in 1917, ("American Re-Insurance"), primarily underwrites property and casualty reinsurance on a direct basis in the United States and international markets. Based on statutory net premiums written of $2,821.3 million in 1999, American Re-Insurance ranked as the second largest property and casualty reinsurer in the United States, according to the Reinsurance Association of America. The Company had total assets of $14,278.8 million and stockholder's equity of $2,489.0 million at December 31, 1999. The Company and its subsidiaries employed approximately 1,600 persons as of December 31, 1999.

    The Company is a wholly-owned subsidiary of Munchener Ruckversicherungs-Gesellschaft Aktiengesellschaft in Munchen ("Munich Re"), a company organized under the laws of Germany. Munich Re is the world's largest reinsurance company, based on 1998 net premiums written, according to BUSINESS INSURANCE. The Munich Re Group, including American Re, includes reinsurance subsidiaries, branches, service companies and liaison offices in more than 60 locations worldwide serving insurers in 150 countries.

    In August, 1999, as part of its strategy to serve alternative market needs, American Re signed a definitive agreement (the "Agreement") to acquire all of the outstanding shares of American Insurance Service, Inc. ("AIS"), the holding company that owns the United National Group of Companies ("UNG"). UNG includes United National Insurance Company, Diamond State Insurance Company, and Hallmark Insurance Company. UNG has admitted and non-admitted capabilities through these entities to write business in all states except Alaska, and holds an A+ (Superior) rating from the insurance industry-rating firm A.M. Best. At
December 31, 1999, UNG had total assets of $1,301.2 million and shareholders' equity of $285.3 million. See "--Acquisition of American Insurance Service."

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

BUSINESS OPERATIONS AND STRATEGY

    The Company's products include the full range of property and casualty coverages, including worker's compensation, auto liability and physical damage, surety, marine, construction, errors and omissions, accident and health, non-standard auto, homeowners and commercial multi peril. American Re markets domestically to insurance companies through Domestic Insurance Company Operations ("DICO"), to the alternative market through Munich-American RiskPartners, Inc. ("RiskPartners") and internationally, through International Operations. For financial information about Segments, see Note 17 to the consolidated financial statements, "Segment Reporting," included in this report.

    DOMESTIC INSURANCE COMPANY OPERATIONS

    The principal business of DICO is treaty and facultative reinsurance underwritten on a direct basis throughout the United States. The majority of DICO's business is written on a treaty basis. DICO markets treaty products to small to medium sized regional property and casualty insurers and to an increasing variety of differing insurance concerns, including large account specialists, national multiline insurers, personal lines companies, excess and specialty writers and professional line specialties. DICO's facultative business is marketed to both large primary insurers that comprise the largest segment of the commercial insurance market and small regional primary insurers whose commercial insurance risks are more limited to volume and scope.

    MUNICH AMERICAN RISKPARTNERS

    RiskPartners insurance and reinsurance marketing efforts in the alternative market focus on large commercial insurance buyers, such as major corporations and governmental entities, seeking alternatives to the primary insurance companies that traditionally service these insurance buyers. These large commercial enterprises, which retain or self-insure risks (through captives, risk retention groups or other means) as an alternative to procuring traditional insurance, are developing the same financial concerns and administrative characteristics as insurance companies as they retain increasing levels of risk. The majority of RiskPartners business is written on a facultative basis. RiskPartners works with insurance brokers, ultimate insureds and their captives or risk retention groups to provide specialized reinsurance/insurance coverages to fit their particular needs. To assist in its reinsurance marketing efforts, RiskPartners utilizes the services of an affiliated primary insurance company, American Alternative Insurance Corporation ("American Alternative"), which primarily serves alternative market clients in addition to some DICO clients.

    INTERNATIONAL OPERATIONS

    International Operations markets both treaty and facultative reinsurance outside the United States. International Operations maintains offices in sixteen major international cities: Beijing, Bogota, Brussels, Buenos Aires, Cairo, London, Melbourne, Mexico City, Montreal, Moscow, Sao Paulo, Santiago, Singapore, Sydney, Tokyo and Toronto. In 1999, International Operations primarily wrote business in the form of reinsurance treaties. The geographic diversity of the international market for reinsurance requires decentralized operations. To maintain quality performance under these circumstances, International Operations has staffed its offices with experienced local personnel.

    The following table presents International Operations net premiums written by region for the periods indicated:

                                                   YEAR ENDED DECEMBER 31,
                              -----------------------------------------------------------------
REGION                               1999                   1998                   1997
------                        -------------------    -------------------    -------------------
                                                    (DOLLARS IN MILLIONS)
Australia...................   $ 45.3       8.9%      $ 34.4       7.6%      $ 23.8       5.5%
Canada......................      7.0       1.4          1.2       0.3         31.7       7.3
Europe......................    161.3      31.5         93.9      20.7         88.4      20.4
Far East....................     22.3       4.3         18.0       4.0         15.7       3.6
Latin America...............    113.3      22.1        102.7      22.7        128.2      29.6
Middle East.................     26.2       5.1         32.4       7.2         12.5       2.9
Southeast Asia..............     29.0       5.7         19.3       4.3         20.3       4.7
Ocean Marine/Other(1).......    107.4      21.0        150.5      33.2        112.5      26.0
                               ------     -----       ------     -----       ------     -----
Regions total...............   $511.8     100.0%      $452.4     100.0%      $433.1     100.0%
                               ======     =====       ======     =====       ======     =====

------------------------

(1) Includes net premiums written from ocean marine, international home office, and corporate retrocessional charges.

FEE-BASED SERVICES

    In addition to its core reinsurance business, the Company, through various subsidiaries, offers a broad array of related services. These services include risk management, underwriting management, actuarial analysis, financial analysis, claims management, data processing, due diligence consulting for mergers and acquisitions, reinsurance and insurance brokerage, and captive and risk retention group management services. Such services have generated fees from clients of $29.3 million, $32.3 million, and $41.2 million in 1999, 1998, and 1997, respectively.

UNDERWRITING

    The Company underwrites its business on a worldwide basis for many different clients and for many lines of property/casualty business. The Company provides a broad array of products and coverages, individually evaluated and tailored to meet each client's needs. Many factors are considered in evaluating the nature of the risk to the Company. These include the client's underlying exposures, its line of products, its underwriting controls, its pricing philosophy and its geographical territory of operation. The Company strives to manage its net income by monitoring and controlling its overall portfolio of business as to line of business and geographical spread of risk. Taking all of these factors into account, the Company is not materially dependent on a single customer, small group of customers, line of business or geographical area.

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

CLAIMS

    Specific claims are reviewed and monitored by the Claims Division. The Claims Division is centralized in the home office. Claims are also handled regionally by various claims personnel in certain domestic and international offices, namely Chicago, Columbus, New York, and San Francisco (domestically) and Brussels, London, Santiago, Sydney, and Toronto (internationally). Claims administration includes reviewing initial loss reports, monitoring claims handling activities of clients, requesting additional information where appropriate, recommending proper reinsurance case reserves and approving payment of individual claims. In addition to reviewing claims and discussing claims issues with ceding companies, the Claims Division conducts periodic reviews of both specific claims and overall claims handling procedures at the offices of client companies. The Company relies upon its ability to monitor effectively the claims handling and claims reserving practices of ceding companies in order to establish the proper reinsurance premium for reinsurance agreements and to establish proper loss reserves.

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

    The Company records an uncollectible reserve when it believes that it is probable that it will not be able to collect a receivable from a retrocessionaire. At December 31, 1999 the Company maintained a reserve for uncollectible reinsurance and premiums and other receivables of $104.0 million.

    The Company adheres to specified limits on the amount of exposure to single risks that it will accept and purchases retrocessions to reduce its per risk exposure. Generally, for treaty and facultative casualty, the per-risk limit accepted is up to $50 million. For property business, the per-risk limit accepted for treaty business is up to $50 million and for facultative business up to $200 million. After retrocessions, and prior to co-participation, if any, for its property and casualty business, $25 million net is retained per risk for both treaty and facultative. The company will consider expanding both its maximum per risk acceptance, and its net retentions for both property and casualty business, on a selected basis, dependent upon a specific client's needs.

    Currently, the Company maintains retrocessional coverage for property and casualty clash events for treaty and facultative business, where treaty or facultative agreements are exposed to a loss from two or more products and/or reinsureds involved in a common occurrence. For property and casualty business, treaty and facultative agreements are covered in excess of $25 million each and every occurrence.

    The Company has in place a corporate quota share retrocessional program whereby the Company cedes 1.788% of all of its consolidated net premiums written to the quota share participants. In return, the Company receives commission offset as well as certain catastrophe reinsurance protection (described in the next paragraph).

    The Company purchases catastrophe retrocessions for both its treaty and facultative property business. Property catastrophe retrocessions cover the potential accumulation of all property exposures that may be involved in the same catastrophe, such as an earthquake or hurricane. Catastrophe retrocessions provide $400 million of coverage for a catastrophic event in excess of $100 million of retained losses. The $400 million of retrocessional coverage is reduced by two factors: (i) a reduction of $14.7 million, due to shortfalls in the placement of the retrocessional program; and (ii) co-participation of $.3 million by the Company, which is customary in the industry. Thus, if a $500 million domestic catastrophe loss was reported, the Company would retain $115.0 million of catastrophe losses (prior to recovery of $2 million from the quota share retrocessional program described above). Upon payment of additional premiums, the coverage may be reinstated for additional events.

    In November 1999, American Re Capital Markets, Inc., a subsidiary of the Company ("ARCM"), entered into certain index-based catastrophe related swaps ("Catastrophe Swaps") with Gold Eagle Capital Limited ("Gold Eagle"), a special purpose Bermuda company. Under the terms of the catastrophe swaps, ARCM may receive approximately $182 million of potential payments from Gold Eagle in the event of three types of certain catastrophic events: California earthquakes, Midwest earthquakes, or Eastern and Gulf Coast windstorms, all as specifically defined under the Catastrophe Swaps. See "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE COMPANY'S RESULTS OF OPERATIONS AND FINANCIAL CONDITION--Market and Interest Rate Risk."

    Changing domestic and international reinsurance markets impact the retrocessional capacity available to all companies. The Company has successfully managed its exposure to changing retrocessional capacity levels in the past by diversifying its selection of retrocessionaires and expects to continue to minimize risks associated with fluctuation in the underwriting cycle. In accordance with the Company's underwriting guidelines, diversified retrocessional capacity is obtained through Munich Re and its affiliated companies, through existing trading relationships with retrocessional markets accessed on a direct basis or through the

Company's reinsurance intermediary, Am-Re Brokers, Inc., and through additional potential retrocessional markets.

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

    As of December 31, 1999, the reinsurance/insurance subsidiaries had in place retrocessional arrangements with approximately 846 retrocessionaires, and $3,034.9 million of accrued retrocessional recoverables on paid and unpaid losses and LAE (including IBNR). In structuring their retrocessional programs, the reinsurance/insurance subsidiaries have placements with certain retrocessionaires that result in sizable reinsurance recoverable obligations to the reinsurance/insurance subsidiaries. Certain select retrocessionaires participate in many of the reinsurance/insurance subsidiaries' retrocessionaire coverages including quota share, working layer excess of loss, catastrophe, and stop loss programs as well as specific cessions of assumed business. Cessions of significant amounts to a single retrocessionaire are contemplated only when excellent financial strength and/or the ability to collateralize obligations are clearly demonstrated. As of December 31, 1999, a total of $529.7 million of accrued retrocessional recoverables on a paid and unpaid losses (17.5% of total retrocessional recoverables) were attributable to National Indemnity Company (which had an A.M. Best rating of "A++ (Superior)" at December 31, 1999),
$513.7 million (16.9% of total retrocessional recoverables) were attributable to Munich Re (which had an A.M. Best rating of "A++ (Superior)" at December 31,
1999), and $404.2 million (13.3% of total retrocessional recoverables) were attributable to Travelers Property Casualty Corp. ("Travelers") (which had an A.M. Best rating of "A+(Superior)" at December 31, 1999). Except as described above, recoverable amounts attributable to any one or related groups of retrocessionaires did not in the aggregate exceed 10% of the reinsurance recoverables on paid and unpaid losses.

COMPETITION

    The property and casualty reinsurance business is highly competitive. Competition with respect to the types of reinsurance in which the Company is engaged is based on many factors, including the perceived overall financial strength of the reinsurer, ratings of the reinsurer, underwriting expertise, premiums charged, contract terms and conditions, services offered, speed of claims payment, reputation and experience. The Company competes in the United States and international reinsurance markets with independent reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of primary insurance companies and underwriting syndicates from the United States and abroad, some of which have greater financial resources than the Company. The Company also competes with providers of alternative forms of risk transfer, such as investment banks which offer capital market mechanisms, such as the securitization of insurance and reinsurance risks, for primary insurers to transfer such risks directly to investors.

REGULATORY MATTERS

    The Company is subject to regulation under the insurance statutes, including insurance holding company statutes, of various states, including Delaware, the domiciliary state of American Re-Insurance, American Alternative, and The Princeton Excess and Surplus Lines Insurance Company ("Princeton E & S").

    GENERAL. U.S. domestic property and casualty insurers, including reinsurers, are subject to regulation by their states of domicile and by those states in which they are licensed. In general, the rates and policy terms of primary insurance policies and insurance company operations and practices with respect to policyholders are closely regulated by state insurance departments. By contrast, reinsurance agreements generally are not subject to regulation by any governmental authority with respect to rates or policy terms although reinsurers are required to maintain certain financial condition in order to provide accredited reinsurance to authorized insurers in the states. As a practical matter, however, the rates charged by primary insurers do have an effect on the rates that can be charged by reinsurers.

    AMERICAN RE-INSURANCE. The regulation and supervision to which reinsurance companies are subject relate primarily to the standards of solvency that must be met and maintained (either through a process of becoming licensed or accredited in a state) and their financial condition generally, including regulations on the nature of and limitations on investments, restrictions on the size of risks which may be insured, deposits of securities for the benefit of ceding companies, methods of accounting, periodic examinations of the financial condition and affairs of reinsurers, the form and content of financial statements required to be filed with state insurance regulators, and reserves for unearned premiums, losses and other purposes. In general, such regulation is for the protection of the ceding companies and ultimately, their policyholders, rather than security holders. American Re's management believes that American Re-Insurance is in material compliance with all applicable laws and regulations pertaining to its business and operations.

    American Re-Insurance is licensed to transact insurance or reinsurance business in all fifty states, the District of Columbia, Puerto Rico, Canada (including the provinces of Ontario and Quebec), Australia, Singapore and the United Kingdom. American Re-Insurance Company (Chile) S.A. is a licensed reinsurer in Chile. In addition, American Re-Insurance and/or one or more of its subsidiaries or affiliates is licensed, registered to transact business or represented in Argentina, Australia, Belgium, Bermuda, Bolivia, Brazil, Canada, Chile, China, Colombia, Ecuador, Egypt, Japan, Mauritius, Mexico, New Zealand, Paraguay, Peru, Russia, Singapore, South Africa, the United Kingdom, Uruguay and Venezuela.

    AMERICAN ALTERNATIVE. In order to write primary insurance business primarily for the alternative market, American Alternative must comply with substantial regulatory requirements in each state where it does business. In addition to the rate and policy form requirements mentioned above, depending upon the nature of the primary business being written and the production sources for the business, these regulatory requirements include, but are not limited to, requirements with regard to licensing, coverages offered, claims processing operations, relations with producers, and mandatory participation in residual markets. This regulation is primarily designed for the protection of policyholders. The Company's management believes that American Alternative is in material compliance with all applicable laws and regulations pertaining to its business and operations. American Alternative is licensed to transact insurance or reinsurance business in all fifty states and the District of Columbia.

    PRINCETON E & S. Princeton E & S, a Delaware insurance company, was formed to provide insurance coverage on a non-admitted basis in the United States. Princeton E & S is licensed as an admitted insurer in its domicile state, Delaware, and to date has been authorized as eligible to write excess and surplus lines insurance in four states on a non-admitted basis.

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

    TRIENNIAL EXAMINATIONS. Insurance Departments usually conduct examinations of domiciled insurers and reinsurers every three years, and may do so at such other times as are deemed advisable by the Insurance Commissioners. The reinsurance/insurance subsidiaries are currently undergoing routine triennial examinations.

    RISK BASED CAPITAL. The NAIC has adopted a risk based capital standard for property and casualty insurance (and reinsurance) companies which measures the amount of capital appropriate for a property and casualty insurance company to support its overall business operations in light of its size and risk profile. American Re-Insurance's 1999 adjusted surplus to policyholders of $1,828.1 million is in excess of the authorized control level risk based capital total of $704.7 million. American Alternative's 1999 adjusted surplus to policyholders of $106.3 million is in excess of the authorized control level risk based capital total of $8.4 million.

    INSURANCE HOLDING COMPANY REGULATIONS. The insurance holding company laws and regulations vary from state to state, but generally require an insurance holding company to register with the state regulatory authorities and file certain reports that include current information concerning the capital structure, ownership, management, financial condition and general business operations of the insurance holding company and its subsidiary insurers which are licensed in the state. State holding company laws and regulations with respect to domestic insurers also require prior notice or regulatory approval of changes in control of an insurer or its holding company and of material inter-affiliate transactions within the holding company structure. See "DIVIDENDS."

    DIVIDENDS. Because the operations of the Company are conducted primarily through its reinsurance/ insurance subsidiaries, the Company is dependent upon dividends and tax allocation payments primarily from American Re-Insurance to meet its debt and other obligations and to pay dividends in the future if the Company's Board of Directors so determines. The payment of dividends to the Company by American Re-Insurance is subject to limitations imposed by the Delaware Insurance Code.

    Under the Delaware Insurance Code, no Delaware insurer may pay any
(i) dividend or distribution without 10 days' prior notice to the Delaware Insurance Department or (ii) "extraordinary" dividend or distribution until
(a) 30 days after the Delaware Insurance Commissioner has received notice of the declaration thereof and has not within such period disapproved such payment or
(b) the Delaware Insurance Commissioner has approved such payment within the 30-day period. Under the Delaware Insurance Code, an "extraordinary" dividend for a property and casualty insurer is a dividend, the amount of which, when taken together with all other dividends made in the preceding twelve months, exceeds the greater of (i) 10% of an insurer's statutory surplus as of the end of the prior calendar year or (ii) the insurer's statutory net income, not including realized capital gains, for the prior calendar year. Under this definition, as of December 31, 1999 the maximum amount available for the payment of dividends by American Re-Insurance during 2000 without prior approval of regulatory authorities is $214.6 million. No prediction can be made as to whether any legislative proposals relating to dividend rules in Delaware will be made, whether any such legislative proposal will be adopted in the future, or the effect, if any, any such proposal would have on the Company or American Re-Insurance.

    LEGISLATIVE AND REGULATORY PROPOSALS. From time to time, various regulatory and legislative changes have been proposed in the insurance and reinsurance industry, which may have an effect on reinsurers. Some states have adopted, or are considering adopting laws, regulations and administrative practices which, among other things, may limit the ability of primary insurance companies to effect premium rate increases or to cancel or not renew existing policies. Additionally, a number of states are considering insurance company liquidation procedures that may significantly increase and accelerate the payment of reinsurance obligations, or otherwise alter contractual rights of reinsurers. The company is unable to predict whether any of these laws or regulations would be adopted in additional states, the form in which any such laws and regulations would be adopted in additional states, or the effect, if any, these developments will have on the operations and financial condition of the Company or any of its subsidiaries.

    HOLOCAUST VICTIMS INSURANCE LAWS. Several states have enacted legislation pertaining to insurance policies that were issued in Europe to Holocaust victims during the period 1920 through 1945, and legislation on this subject matter is under consideration in other states. Insurance regulators in these states have taken actions or threatened to take actions to sanction insurance companies licensed in such states for alleged failure to comply with such laws. Most state insurance regulators have subscribed to a private, non-governmental, voluntary organization named the International Commission on Holocaust Era Insurance Claims ("Holocaust Commission") that is dedicated to identifying and resolving outstanding insurance claims from the Holocaust era for its members. Under some of the recently enacted state laws, an insurer's participation in the Holocaust Commission confers certain statutory benefits.

    CALIFORNIA. California has two Holocaust era insurance related statutes. The first purports to permit the suspension of an insurer's license if it or any of its affiliates has failed to pay any claim of Holocaust victims proven to be valid and unpaid. This statute also authorizes the Commissioner to include consideration of whether an insurer is participating in the Holocaust Commission in deciding whether to suspend the insurer's license. In July, 1999, the California Insurance Department ("CID") initiated an examination and hearing involving the Company's California licensed insurers and Munich Re in order to investigate whether these companies or affiliated companies in Europe had outstanding Holocaust era insurance claims. While the licensees named in the examination and hearing process either were not in existence or did not do business in Europe during the Holocaust era, and Munich Re, as a reinsurer, never issued any insurance policies, the CID sought information on Holocaust era insurance from European insurers in which Munich Re has an indirect investment interest. The hearing and examination are ongoing.

    The second California statute is the Holocaust Victim Insurance Relief Act of 1999 ("California Registry Law") designed to create a publicly accessible registry of Holocaust era policyholder information. The California Registry Law requires California licensed insurers to report Holocaust era policyholder information in their possession or in the possession of their "related companies," as that term is defined in the California Registry Law. The CID interprets this statute to require information even from companies that are not controlled by the licensed insurers or their parent companies. In March 2000, American Re-Insurance and the American Insurance Association, an insurance trade association many of whose members are California licensed insurers, initiated litigation in California challenging the validity of the California Registry Law on constitutional and other grounds. That litigation is pending.

    FLORIDA. Florida has enacted a statute ("Florida Holocaust Law") that seeks reports of information on Holocaust era insurance. The Florida Holocaust Law requires Florida licensed insurers to report certain information on insurance policies issued in Europe during the Holocaust era by such licensees and their affiliates. American Re-Insurance and American Alternative have no information to report because they did not issue insurance policies in Europe during the relevant time period. However, the companies have timely filed reports disclosing information voluntarily provided by European insurers in which Munich Re has an investment interest. The Florida Insurance Department has issued subpoenas to American Re-Insurance, American Alternative, and approximately 40 other insurance companies seeking policyholder information in connection with the Florida Holocaust Law. Recently, an unaffiliated company initiated litigation against the Florida Insurance Department challenging the validity of the subpoenas and the constitutionality of the Florida Holocaust Law. The Department has stayed any further action under the Florida Holocaust Law, and the litigation is pending.

    NEW YORK. New York has enacted a statute ("New York Holocaust Law") similar to the Florida Holocaust Law. American Re-Insurance and American Alternative timely filed reports responsive to the New York Holocaust Law disclosing information voluntarily provided by European insurers in which Munich Re has an investment interest. The New York Insurance Department subsequently requested additional information in connection with Holocaust era insurance. American Re promptly forwarded these requests to the European insurers which responded directly to the Department. More recently, the Department has threatened to attempt to fine American Re up to $1,000 per day for alleged reporting violations unless Munich Re joins the Holocaust Commission, or agrees to pay alleged Holocaust claims involving companies that Munich Re does not control, or contributes to a humanitarian fund for the benefit of Holocaust survivors. No court or administrative proceedings have been commenced against American Re in New York to date.

    WASHINGTON. Washington has enacted a statute similar to the California Registry Law. American Re-Insurance and American Alternative have reported to the Washington Insurance Department that they have nothing to report under the statute. The Department has asserted that the companies' report is not in compliance with the law and has indicated that it may initiate enforcement action against American Re, although no action has been commenced to date.

                                   * * * * *

    American Re believes that it has fully complied with the requirements of these statutes. However, there can be no assurance that insurance regulators will not initiate administrative or other actions against American Re under these laws. American Re does not believe that the ultimate resolution of these matters will have a material adverse effect on the business, financial condition or results of operations of American Re and its subsidiaries taken as a whole.

ACQUISITION OF AMERICAN INSURANCE SERVICE

    In August, 1999, as part of its strategy to serve alternative market needs, American Re signed an Agreement to acquire all of the outstanding shares of AIS, the holding company that owns UNG. UNG includes United National Insurance Company ("United National"), Diamond State Insurance Company, and Hallmark Insurance Company. UNG has admitted and non-admitted capabilities through these entities to write business in all states except Alaska, and holds an A+ (Superior) rating from the insurance industry-rating firm A.M. Best. At
December 31, 1999, UNG had total assets of $1,301.2 million and had shareholders' equity of $285.3 million.

    The consideration to be paid to the shareholders of AIS ("Sellers") by American Re is $350.0 million in cash ("Purchase Price"), subject to certain adjustments not expected to increase the Purchase Price in excess of $5.0 million. Under the Agreement, the transaction is contingent upon AIS's redemption of certain shares currently owned by the Sellers (the "Redemption"), for a price of $150.0 million (the "Redemption Price"). The Redemption is expected to occur simultaneously with or immediately prior to American Re's purchase of the remaining outstanding shares from the Sellers. It is anticipated that the funds to effectuate the transaction will come from available funds held by American Re and from an existing bank credit facility.

    Two of the three insurance departments that must approve the transaction (Indiana and Wisconsin) have conducted hearings, completed their reviews and granted their approvals of the transaction. However, the Pennsylvania Insurance Department has subjected American Re to an excessive delay in reviewing the Company's application regarding United National, allegedly based on the fact that Munich Re has not joined the Holocaust Commission. As a result of this delay, on February 8, 2000, American Re filed suit in Pennsylvania Commonwealth Court against the Pennsylvania Insurance Department and the Pennsylvania Insurance Commissioner, seeking to compel the Department to complete its review of American Re's application to acquire United National. See "--Regulatory Matters-HOLOCAUST VICTIMS INSURANCE LAWS" and "Item 3. LEGAL PROCEEDINGS".

ITEM 2. PROPERTIES

    The Company owns approximately 413,541 square feet of space in four contiguous executive office properties in Princeton, New Jersey, on land owned by Princeton University and subject to long-term ground leases. The Company also owns properties for its foreign subsidiaries and representative offices totaling 20,305 square feet in Mexico City, Cairo, Santiago, Bogota and Buenos Aires.

    The Company also rents office space totaling approximately 344,872 square feet in Atlanta, Boston, Burlington (VT), Chicago, Columbus (OH), Dallas, Florham Park (NJ), Hartford, Honolulu, Kansas City (KS), Los Angeles, Minneapolis, New York, Philadelphia, San Francisco, Seattle, Woodland Hills
(CA), Beijing, Bermuda, Brussels, Johannesburg, London, Melbourne, Montreal, Moscow, Sao Paulo, Singapore, Sydney, Tokyo, and Toronto.

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

ITEM 3. LEGAL PROCEEDINGS.

    The Company is involved in claims related litigation, arbitrations and other adversarial proceedings in the ordinary course of business. The Company is also involved in non-claim litigation incidental to its business principally related to insurance company insolvencies or liquidation proceedings relating to companies with whom it does business.

    SUPERIOR NATIONAL INSURANCE GROUP, INC. V. AMERICAN RE-INSURANCE COMPANY, ET AL.

    On December 31, 1999, American Re-Insurance reached an agreement with Superior National Insurance Group, Inc. ("Superior National") to settle certain reinsurance disputes arising in connection with the sale of Business Insurance Group ("BIG") by Foundation Health Systems, Inc., to Superior National. As consideration for the execution of the settlement agreement, American Re-Insurance simultaneously entered into an Excess of Loss Retrocessional Reinsurance Agreement with Centre Reinsurance (US) Limited, pursuant to which Centre Re agreed to indemnify American Re-Insurance up to $40.0 million in excess of $135.0 million of aggregate ultimate net loss paid by American Re-Insurance under an Aggregate Excess of Loss Agreement with BIG. All pending litigations and arbitrations between the parties were terminated or dismissed with prejudice.

    AMERICAN RE-INSURANCE V. PENNSYLVANIA INSURANCE DEPARTMENT

    In connection with American Re's efforts to acquire all of the outstanding shares of AIS, the holding company that owns United National, Diamond State Insurance Company, and Hallmark Insurance Company, American Re is required to obtain the approval of three insurance departments which have regulatory authority over the transaction.

    Two of the three insurance departments that must approve the transaction (Indiana and Wisconsin) have conducted hearings, completed their reviews and granted their approvals of the transaction. However, the Pennsylvania Insurance Department has subjected American Re to an excessive delay in reviewing the application regarding United National, which is domiciled in Pennsylvania, allegedly based on the fact that Munich Re has not joined the Holocaust Commission.

    As a result of this delay, on February 8, 2000, American Re filed suit in Pennsylvania Commonwealth Court against the Pennsylvania Insurance Department and the Pennsylvania Insurance Commissioner, seeking to compel the Department to complete its review of American Re's application to acquire United National. At the present time, no assurance can be given as to the ability of American Re to prevail in the litigation against the Department. Furthermore, even if American Re is successful in the litigation seeking to compel the Department to complete its review, there can be no assurance that such review would result in a timely approval of the transaction by the Department since, under the terms of the Agreement, the Sellers have had the right to terminate the Agreement since
March 10, 2000 and they may elect to do so at any time. See "Item 1. BUSINESS"--Acquisition of American Insurance Service" and "Item 1. BUSINESS-- Regulatory Matters-HOLOCAUST VICTIMS INSURANCE LAWS".

    The Company does not believe that any of the pending legal proceedings will have a material adverse effect on the consolidated financial condition or results of operations of American Re and its subsidiaries. However, no assurance can be given as to the ultimate outcome of any such legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    (a) There is no established public trading market for the Company's equity.

    (b) 100% of the Company's Common Stock is owned by Munich Re.

    (c) It is the Company's understanding that Munich Re intends to further strengthen the capital position of the Company by allowing net income to be retained; therefore, at this time no cash dividends on the Common Stock are anticipated. The dividend capacity of the reinsurance/insurance subsidiaries is discussed in Part I, Item 1. BUSINESS--Regulatory Matters-DIVIDENDS.

ITEM 6. SELECTED FINANCIAL INFORMATION OF THE COMPANY

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

                                                 1999       1998       1997       1996       1995
                                               --------   --------   --------   --------   --------
                                                              (DOLLARS IN MILLIONS)
OPERATING DATA:
  Net premiums written.......................  $2,905.7   $2,406.8   $2,497.7   $1,902.4   $1,629.5
  Net premiums earned........................   2,927.5    2,418.9    2,486.1    1,796.7    1,530.9
  Losses and LAE (1).........................   2,654.4    1,682.4    1,716.3    1,167.8    1,340.2
  Underwriting expenses......................     870.7      816.4      838.4      533.5      452.4
  Underwriting gain (loss)...................    (597.6)     (79.9)     (68.6)      95.4     (261.7)
  Net investment income......................     415.1      417.5      427.5      248.2      222.6
  Net realized capital gains.................      82.9       92.8       87.7        4.8        4.7
  Interest expense...........................      41.9       42.2       42.8       54.1       60.7
  Income (loss) before income taxes..........    (178.0)     321.5      224.3      232.6     (159.5)
  Income taxes (benefits)....................     (90.1)      82.4       (3.4)      73.8      (76.6)
  Income (loss) before minority interest,
    distributions on preferred securities of
    subsidiary trust and extraordinary
    loss.....................................     (87.9)     239.1      227.7      158.8      (82.9)
  Minority interest..........................        --         --        6.8         --         --
  Distributions on preferred securities of
    subsidiary trust.........................     (13.1)     (13.1)     (13.1)     (13.1)      (4.4)
  Income (loss) before extraordinary loss....    (101.0)     226.0      221.4      145.7      (87.3)
  Extraordinary loss, net of applicable
    income tax effect........................        --         --         --      (34.0)      (0.3)
  Net income (loss) available to common
    shareholders.............................    (101.0)     226.0      221.4      111.7      (87.6)
OTHER GAAP OPERATING DATA (2):
  Loss and LAE ratio.........................      90.7%      69.6%      69.0%      65.0%      87.5%
  Underwriting expense ratio.................      29.7       33.7       33.8       29.7       29.6
                                               --------   --------   --------   --------   --------
  Combined ratio.............................     120.4%     103.3%     102.8%      94.7%     117.1%
STATUTORY DATA (3):
  Ratio of net premiums written to surplus...     1.31x      0.87x      1.07x      1.21x      1.23x
  Policyholders' surplus.....................  $2,166.0   $2,631.1   $2,323.4   $2,178.1   $1,892.8
  Loss and LAE ratio.........................      86.3%      68.2%      68.8%      67.5%      83.5%
  Underwriting expense ratio.................      28.9       35.5       35.1       31.0       32.1
                                               --------   --------   --------   --------   --------
  Combined ratio.............................     115.2%     103.7%     103.9%      98.5%     115.6%

                                                 1999       1998       1997       1996       1995
                                               --------   --------   --------   --------   --------
                                                              (DOLLARS IN MILLIONS)
BALANCE SHEET DATA (AT END OF PERIOD):
  Total investments and cash.................  $7,439.9   $7,801.3   $7,673.4   $7,007.3   $3,957.5
  Total assets...............................  14,278.8   13,544.0   13,216.9   12,114.7    7,804.8
  Loss and LAE reserves......................   8,369.0    7,334.1    7,469.3    7,178.3    4,786.0
  Senior bank debt...........................      75.0       75.0       75.0       75.0       75.0
  Senior notes...............................     498.5      498.5      498.5      498.4         --
  Senior subordinated debt...................        --         --         --         --      450.0
  Company-obligated mandatorily redeemable
    preferred securities of subsidiary trust
    holding as all its assets Junior
    Subordinated Debentures..................     237.5      237.5      237.5      237.5      237.5
  Stockholder's equity.......................  $2,489.0   $2,853.1   $2,586.4   $1,792.5   $  847.1

------------------------

(1)  "LAE" means loss adjustment expenses.

(2) GAAP loss and LAE ratio represents the sum of losses and LAE as a percentage of net premiums earned. GAAP underwriting expense ratio represents underwriting expenses as a percentage of net premiums earned. GAAP combined ratio represents the sum of the GAAP loss and LAE ratio and GAAP underwriting expense ratio. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE COMPANY'S RESULTS OF OPERATIONS AND FINANCIAL CONDITION."

(3) Represents statutory data for the applicable period. Ratio of net premiums written to surplus represents statutory net premiums written for the period over statutory policyholders' surplus at the end of such period. Statutory loss and LAE ratio represents the sum of statutory losses and LAE as a percentage of statutory net premiums earned. Statutory underwriting expense ratio represents statutory underwriting expenses as a percentage of statutory net premiums written. Statutory combined ratio represents the sum of the statutory loss and LAE ratio and the statutory underwriting expense ratio. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE COMPANY'S RESULTS OF OPERATIONS AND FINANCIAL CONDITION."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE COMPANY'S RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999, COMPARED WITH YEAR ENDED DECEMBER 31, 1998

    The Company incurred a net loss to common stockholder of $101.0 million for the year ended December 31, 1999 compared to net income of $226.0 million in 1998.

    The Company's net premiums written increased 20.7% to $2,905.7 million for the year ended December 31, 1999, from $2,406.8 million in 1998. The Company experienced increases in both treaty and facultative net premiums written. Treaty net premium writings increased 22.9% to $1,952.4 million for the year ended December 31, 1999, from $1,588.8 million for the same period in 1998. This increase was primarily attributable to DICO, which increased treaty net written premiums 22.4% to $1,277.8 million for the year ended December 31, 1999, from $1,044.1 million for the same period in 1998, as a result of retrospective premium adjustments on several reinsurance contracts. The Company's two other major business segments, RiskPartners, the Company's alternative market operation, and International Operations, also had increased treaty net premium writings: RiskPartners increased treaty net written premiums 62.8% to $207.4 million for the year ended December 31, 1999, from $127.4 million for the same period in 1998, and International Operations increased treaty net written premiums 11.9% to $467.0 million for 1999, from $417.3 million for 1998.

    Facultative net premiums written increased 16.5% to $953.3 million for the year ended December 31, 1999, from $818.0 million for the same period in 1998. This increase was partially due to a change in the Company's facultative retrocessional program to retain more of this business. Net facultative premiums written changes included: (i) an 18.5% increase in DICO facultative net premiums written to $561.3 million for the year ended December 31, 1999, from $473.8 million for the same period in 1998; (ii) a 12.3% increase in RiskPartners' facultative net premiums written to $347.2 million for 1999, from $309.1 million for 1998; and (iii) a 27.6% increase in International Operations' facultative net premiums written to $44.8 million for 1999, from $35.1 million for 1998.

    Included in the results described above were increased net premiums written resulting from changes in the Company's retrocessional programs and retrospective premium adjustments under several reinsurance contracts under which higher losses were also ceded to the Company. In addition, the Company's initiative with healthcare providers yielded $123.1 million of net premiums written for the year ended December 31, 1999, compared to $45.2 million for the same period in 1998.

    The Company's net premiums earned increased 21.0% to $2,927.5 million for the year ended December 31, 1999, from $2,418.9 million in 1998. The increase in premiums earned was primarily attributable to the increase in net premiums written.

    Net losses and LAE incurred increased 57.8% to $2,654.4 million for the year ended December 31, 1999, from $1,682.4 million in 1998. The 1999 period includes provisions for increased losses for the current and recent accident years to reflect adverse market conditions and a loss in connection with the settlement of a dispute concerning a finite reinsurance agreement. In addition, the Company incurred $122.5 million of catastrophe losses during the year ended
December 31, 1999, compared to $65.5 million during the year ended December 31, 1998.

    During 1999, the Company undertook a study to reevaluate its reserves for asbestos, environmental-related and other latent liabilities ("latent liability exposures"). This was a result of the Company's assessment of its reported claims activity, which reflected continued emergence of newly reported claims in each of these areas and recent insurance industry efforts to accelerate the settlement of outstanding latent liability claims. As a result of this reevaluation, during the fourth quarter of 1999, the Company increased its gross incurred but not reported ("IBNR") loss reserves for latent liability exposures. This charge was partially offset by reserves in other accident years and by the utilization of the remaining limit under the Company's Adverse Loss Agreement with Travelers, covering losses for accident years 1991 and prior. See "Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA--Reserves for Unpaid Losses and Loss Adjustment Expenses--ASBESTOS, ENVIRONMENTAL-RELATED AND OTHER LATENT LIABILITY CLAIMS".

    Underwriting expense, consisting of commission expense plus operating expense, increased 6.7% to $870.7 million for the year ended December 31, 1999, from $816.4 million in 1998. This increase included a 1.9% increase in commission expense to $595.3 million for the year ended December 31, 1999 from $584.3 million in 1998. Operating expenses increased 18.7% to $275.4 million for the year ended December 31, 1999 from $232.1 million for 1998. This increase is primarily due to a decrease in the capitalization of deferred acquisition costs and an increase in pension costs.

    The Company experienced an underwriting loss (net premiums earned minus losses and LAE incurred and underwriting expenses) of $597.6 million for the year ended December 31, 1999, compared to an underwriting loss of $79.9 million in 1998. The Company's loss ratio increased to 90.7% for the year ended December 31, 1999 from 69.6% in 1998, while the underwriting expense ratio decreased to 29.7% in 1998 from 33.7% in 1998. The combined ratio for the year ended December 31, 1999, increased to 120.4% from 103.3% in 1998.

    Pre-tax net investment income decreased slightly to $415.1 million for the year ended December 31, 1999, from $417.5 million in 1998. This decrease is the result of a decrease in the Company's invested asset base, offset in part by higher portfolio yields.

    The Company realized net capital gains of $82.9 million for the year ended December 31, 1999, compared to net capital gains of $92.8 million in 1998. The 1999 period included net capital gains of $87.9 million on the sale of common stock, offset by net capital losses of $3.8 million on the sale of bonds. The 1998 period included net capital gains of $103.0 million on the sale of bonds and $5.0 million on the sale of common stock, offset by the $15.7 million write-down of common stock and other invested asset holdings, as the decline in fair value of these securities is considered to be other than temporary.

    Other income decreased 13.5% to $27.5 million for the year ended
December 31, 1999, from $31.8 million in 1998. The decrease in the 1999 period was attributable to a decrease in fee subsidiary revenue of $3.0 million. Other expenses decreased 35.0% to $64.0 million for the year ended December 31, 1999 from $98.5 million in 1998. This decrease was primarily attributable to the reversal of an expense accrual related to the Company's long term incentive compensation program.

    The Company incurred a loss before income taxes, minority interest and distributions on preferred securities of subsidiary trust of $178.0 million for the year ended December 31, 1999, compared to income of $321.5 million in 1998.

YEAR ENDED DECEMBER 31, 1998, COMPARED WITH YEAR ENDED DECEMBER 31, 1997

    The Company's net premiums written decreased 3.6% to $2,406.8 million for the year ended December 31, 1998, from $2,497.7 million in 1997. The decrease in net premiums written was generally attributable to what the Company perceives to be depressed market conditions, increases in client retentions and the Company's declining to write business at prices it considered inadequate. As a result, the Company experienced a 12.0% decrease in treaty net premiums written to $1,588.8 million for the year ended December 31, 1998, from $1,806.0 million for the same period in 1997. The decrease in treaty premiums was primarily attributable to declines in traditional and finite risk treaty business written by DICO, which decreased 19.9% to $1,044.1 million for the year ended
December 31, 1998, from $1,304.1 million for the same period in 1997. The decrease in DICO was primarily attributable to the non-renewal of and decreases in the amounts ceded to American Re-Insurance under several traditional and finite risk treaty programs, which were related in several instances to mergers of clients. In addition, the 1997 period included a rescission of a large retrocession which increased that period's net writings. The decrease in treaty premiums written by DICO was partially offset by a 32.2% increase in treaty premiums written by RiskPartners, to $127.4 million for the year ended
December 31, 1998, from $96.4 million for the same period in 1997, and International Operations, which increased treaty premiums written 2.9% to $417.3 million for the year ended December 31, 1998, from $405.5 million for the same period in 1997.

    Facultative net premiums written increased 18.3% to $818.0 million for the year ended December 31, 1998, from $691.7 million for the same period in 1997. This increase is primarily attributable to increased program business from RiskPartners, which increased 74.2% to $309.1 million for the year ended December 31, 1998, from $177.4 million for the same period in 1997, and the Company's International Operations, which increased facultative net premiums written 27.2% to $35.1 million for the same period in 1997. The increases in facultative net premiums written by RiskPartners and International Operations were offset by a 2.7% decrease in facultative net premiums written by DICO, to $473.8 million for the year ended December 31, 1998, from $486.7 million for the same period in 1997.

    The Company's net premiums earned decreased 2.7% to $2,418.9 million for the year ended December 31, 1998, from $2,486.1 million in 1997. The decrease in premiums earned was primarily attributable to the decrease in net premiums written, partially offset by the timing of premiums earned on business in force.

    Net losses and LAE incurred decreased 2.0% and $1,682.4 million for the year ended December 31, 1998, from $1,716.3 million in 1997. The Company primarily attributes this decrease to the reduction in net premiums earned, partially offset by an increase in catastrophe losses in 1998. The Company incurred
$65.5 million of catastrophe losses during the year ended December 31, 1998. There were no significant catastrophe losses in the 1997 period.

    Underwriting expense, consisting of commission expense plus operating expense, decreased 2.6% to $816.4 million for the year ended December 31, 1998, from $838.4 million in 1997. This decrease included a 6.3% decrease in commission expense to $584.3 million for the year ended December 31, 1998 from $623.5 million in 1997. This decrease was partially due to the decrease in premiums earned during the year ended December 31, 1998, in addition to the non-renewal or decreases of several large domestic quota share treaties in the 1998 period with high commission ratios. Operating expenses increased 8.0% to $232.1 million for the year ended December 31, 1998 from $214.9 million for 1997. This increase is primarily the result of increased overhead costs, including expenditures for technological and process improvements.

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

    The Company realized net capital gains of $92.8 million for the year ended December 31, 1998, compared to net capital gains of $87.7 million in 1997. This increase was primarily due to the Company's investment strategy, which included sales of taxable investments, as the Company repositioned its investment portfolio to include a larger portion of its overall investment portfolio to tax-exempt securities. The 1998 period included net capital gains of $103.0 million on the sale of bonds and $5.0 million on the sale of common stock, offset by the $15.7 million write-down of common stock and other invested asset holdings, as the decline in fair value of these securities is considered to be other than temporary. The 1997 period included capital gains of $67.9 million on the sale of common stock and $26.2 million on the sale of bonds. The net gains realized in the 1997 period were based on investment management and tax planning considerations.

    Other income decreased 23.7% to $31.8 million for the year ended
December 31, 1998, from $41.7 million in 1997. The decrease in the 1997 period was attributable to a decrease in fee subsidiary revenue of $8.8 million. Other expenses decreased to $98.5 million for the year ended December 31, 1998 from $221.2 million in 1997. This decrease was primarily attributable to the inclusion of one-time charges of $124.3 million, primarily related to a merger in the 1997 period.

    Income before income taxes, minority interest, and distributions on preferred securities of subsidiary increased 43.3% to $321.5 million for the year ended December 31, 1998, compared to $224.3 million in 1997.

    Federal and foreign income tax expense was $82.4 million for the year ended December 31, 1998, compared to a tax benefit of $3.4 million in 1997. The increase in Federal and foreign taxes was primarily attributable to higher pre-tax income in the 1998 period, in addition to the recognition of $62.1 million of income tax benefits in 1997, representing net operating loss carry-forwards and the reversal of a deferred federal income tax asset valuation in the 1997 period, which reduced the corresponding federal income tax expense.

    The Company recognized an after-tax charge of $13.1 million for each of the years ended December 31, 1998 and 1997, representing the Company's minority interest in the earnings of American Re Capital, a single-purpose wholly-owned subsidiary trust. The charge is due to the distributions incurred by American Re Capital on the Cumulative Quarterly Income Preferred Securities ("QUIPS").

    Net income to common stockholder was $226.0 million for the year ended December 31, 1998 compared to net income of $221.4 million in 1997.

FINANCIAL CONDITION

    The Company is a holding company, which includes its principal subsidiary, American Re-Insurance. Based on statutory net premiums written of $2,821.3 million in 1999, American Re-Insurance ranked as the second largest property and casualty reinsurer in the U.S., according to Reinsurance Association of America statistics.

    Total consolidated assets increased by 5.4% to $14,278.8 million at December 1999, from $13,544.0 million at December 31, 1998. This increase was primarily due to an increase in reinsurance recoverables on paid and unpaid losses of $691.8 million. Total consolidated liabilities increased by 10.5% to $11,552.3 million at December 31, 1999, from $10,453.4 million at December 31, 1998. This increase was primarily due to increases in loss and loss adjustment expense reserves of $1,034.9 million.

    Common stockholder's equity decreased 12.8% to $2,489.0 million at December 31, 1999, from $2,853.1 million at December 31, 1998. This decrease was primarily attributable to the net loss of $101.0 million for the year ended December 31, 1999, and recognized net market depreciation of $263.1 million in accumulated other comprehensive income, after applicable income tax effect.

    The Company's reinsurance/insurance subsidiaries' statutory surplus decreased to $2,166.0 million at December 31, 1999, from $2,631.1 million at December 31, 1998. Operating leverage, as measured by such subsidiaries' premiums-to-surplus ratio, on an annualized basis was 1.31 to 1 and 0.87 to 1 at December 31, 1999, and December 31, 1998, respectively.

    INVESTMENTS

    The total financial statement value of investments and cash decreased to $7,439.9 million at December 31, 1999, from $7,801.3 million at December 31, 1998, primarily due to decreases in cash flows from operating activities, and a decrease in the fair value of investments held. The financial statement value of the investment portfolio at December 31, 1999, included a net decrease from amortized cost to fair value of $161.2 million for debt and equity investments, compared to a net increase of $244.5 million at December 31, 1998. At
December 31, 1999, the Company recognized a cumulative unrealized loss of $104.8 million due to the net adjustment to fair value on debt and equity investments, after applicable income tax effects, which was reflected as a separate component of accumulated other comprehensive income. This represents a net decrease to stockholder's equity of $263.7 million from the cumulative unrealized gain on debt and equity securities of $158.9 million recognized at December 31, 1998.

    The Company follows a conservative investment strategy that emphasizes maintaining a high-quality investment portfolio and maximizing after-tax current income. The composition of the Company's investment portfolio, on a fair value basis, for the periods ending December 31, was as follows:

                                                                   1999                  1998
                                                            -------------------   -------------------
                                                             AMOUNT    PERCENT     AMOUNT    PERCENT
                                                            --------   --------   --------   --------
Fixed maturities:
  U.S. Government and government agency bonds.............  $  730.8      9.8%    $  645.1      8.3%
  Municipal bonds.........................................   2,070.3     27.8      2,637.0     33.8
  Mortgage backed securities..............................   1,106.8     14.9      1,218.6     15.6
  Domestic corporate bonds................................   1,637.8     22.0      1,585.9     20.3
  Foreign bonds...........................................     769.5     10.4        789.4     10.1
  Redeemable preferred stock..............................      84.6      1.2         77.3      1.0
Equity securities.........................................     402.1      5.4        545.2      7.0
Other investments.........................................      40.5      0.5         27.9      0.4
Cash and cash equivalents.................................     597.5      8.0        274.9      3.5
                                                            --------    -----     --------    -----
      Total fair value....................................  $7,439.9    100.0%    $7,801.3    100.0%
                                                            ========    =====     ========    =====

    The net decrease in the financial statement value of investments and cash reflects underwriting results, reinvestment of investment income received, interest expense, income tax payments, and fair value adjustments on bonds and equity securities classified as available for sale. There were $6,315.2 million and $6,876.0 million of bonds carried at fair value as available for sale securities at December 31, 1999 and 1998 respectively.

    The following table indicates the composition of the Company's bond portfolio, on a fair value basis, by rating as assigned by Standard & Poor's at December 31:

                                                   1999                  1998
                                            -------------------   -------------------
                                             AMOUNT    PERCENT     AMOUNT    PERCENT
                                            --------   --------   --------   --------
                                                      (DOLLARS IN MILLIONS)
AAA.......................................  $3,912.8     62.0%    $4,181.4     60.8%
AA........................................   1,324.8     21.0      1,660.5     24.2
A.........................................     712.7     11.3        766.5     11.1
BBB.......................................     210.4      3.3        110.7      1.6
BB and below and not rated................     154.5      2.4        156.9      2.3
                                            --------    -----     --------    -----
      Total fair value....................  $6,315.2    100.0%    $6,876.0    100.0%
                                            ========    =====     ========    =====

    The Company continues to seek opportunities to enhance investment yield primarily through a conservative, fixed maturity investment strategy, while investigating various nontraditional investment opportunities. The Company also monitors investment and liability duration to ensure optimal investment performance. In addition, the Company continues to invest at a range of maturities to ensure a consistent maturity profile, thereby minimizing the need for security sales to raise liquidity levels. The modified duration of the Company's bond portfolio was estimated at 4.62 and 5.09 years at December 31, 1999, and 1998, respectively. The Company continually tracks the allocation of the bond portfolio invested in tax-advantaged securities based on tax planning considerations and their value relative to taxable investments.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's only material investment is the capital stock of American Re-Insurance. The Company is dependent on dividends and tax allocation payments, primarily from American Re-Insurance, to meet its short- and long-term liquidity requirements, including its debt service obligations. It is the

Company's understanding that it is Munich Re's intention to further strengthen the capital position of the Company by allowing net income to be retained; therefore, at this time, no cash dividends on the Company's common stock are anticipated.

    The Company is required to apply a portion of its operating cash flow to the servicing and repayment of its debt obligations. The payment of dividends to the Company by American Re-Insurance is subject to limitations imposed by the Delaware Insurance Code. Based upon these restrictions and 1999 operating results, the maximum amount available for payment of dividends to the Company by American Re-Insurance in 2000 without approval of regulatory authorities is $214.6 million.

    The Company's cash flow from operations may be influenced by a variety of other factors, including cyclical changes in the property and casualty reinsurance market, insurance regulatory initiatives, and changes in general economic conditions. Liquidity requirements are met on both a short- and long-term basis by funds provided by operations and from the maturity and sale of investments. Cash provided by operations primarily consists of premiums collected, investment income, and reinsurance recoverable balances collected, less paid claims, retrocession payments, underwriting and interest expenses, QUIPS distributions, and income tax payments. Cash flows used in operations for the Company were $38.5 million for 1999; cash flows provided by operations were $202.7 million for 1998, and $366.1 million for 1997. This decrease is primarily attributable to higher paid losses during the 1999 period. The decrease in the 1998 period is attributable to several factors, including the Company's lower level of premium writings in the soft market, a higher level of paid losses from its book of proportional business, and payments related to catastrophes.

    Total cash proceeds in 1999 from sales of investments were $3,321.3 million compared to $6,164.7 million in 1998 and $4,266.6 million in 1997. The decreased activity in 1999 was the result of an abnormally high level of activity during 1998. Much of the increased activity in 1998 was due to the Company's investment strategy to restructure the overall investment portfolio into tax-exempt securities and increase common equity holdings. Cash and cash equivalents were $597.5 million, $274.9 million, and $641.6 million, at December 31, 1999, 1998, and 1997, respectively. Cash and short-term investments are maintained for liquidity purposes and represented 8.0%, 3.5% and 8.4%, respectively, of total financial statement investments and cash on such dates.

    American Re has a $150 million unsecured bank credit agreement with Bank of America, N.A. At December 31, 1999, $75 million remained available under the bank credit agreement.

CREDIT RATINGS

    In February, 2000, A.M. Best affirmed its rating of American Re-Insurance of "A++ (Superior)", the highest of A.M. Best's 15 qualitative ratings. "A++ (Superior)" is assigned by A.M. Best to those companies which, in its opinion, have demonstrated superior overall performance when compared to the standards established by A.M. Best and have demonstrated a very strong, ability to meet their policyholder and other contractual obligations over a long period of time. According to A.M. Best, the objectives of its rating system are to evaluate the factors affecting overall performance of an insurance or reinsurance company and to provide A.M. Best's opinion of the company's relative financial strength and ability to meet its obligation to policyholders currently and in the future.

    In March, 2000, Standard & Poor's Corporation ("S&P") affirmed American Re-Insurance's claims paying ability rating of "AAA." The "AAA" rating represents the highest of S&P's ratings. A rating of "AAA" is assigned by S&P to those companies which, in its opinion, have superior financial security on an absolute and relative basis and their capacity to meet policyholder obligations is overwhelming under a variety of economic and underwriting conditions. At the same time, S&P affirmed its "AA" counterparty credit and senior unsecured debt ratings of the Company.

    In October, 1999, Moody's Investors Service ("Moody's") affirmed American Re-Insurance's financial strength rating of "Aaa." The "Aaa" rating represents the highest of Moody's 19 qualitative ratings. A rating of "Aaa" is assigned by Moody's to those companies which, in Moody's opinion, offer exceptional financial security.

    There can be no assurance that the Company or American Re-Insurance will continue to maintain the current ratings.

SAFE HARBOR DISCLOSURE

    The Company has disclosed certain forward-looking statements concerning its operations, economic performance and financial condition, including, in particular the likelihood of the Company's success in developing and expanding its business and the risks related thereto. These statements are based upon a number of assumptions and estimates that are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of the Company, and reflect future business decisions that are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company's results. Such statements may include, but are not limited to, projections of premium revenue, investment income, other revenue, losses, expenses, earnings, cash flows, plans for future operations, common stockholder's equity, investments, capital plans, dividends, plans relating to products or services of American Re, estimates concerning the effects of litigation or other disputes, adverse state or federal legislation or regulation, adverse publicity or news coverage or changes in general economic factors as well as the assumptions for any of the foregoing and are generally expressed with words, such as "believes," "estimates," "expects," "anticipates," "plans," "projects," "forecasts," "goals," "could have," "may have" and similar expressions.

MARKET AND INTEREST RATE RISK

    The Company is subject to market risk arising from the potential change in the value of its various financial instruments. These changes may be due to fluctuations in interest and foreign exchange rate and equity prices. The major components of market risk affecting the Company are interest rate, foreign currency and equity risk.

    The Company has both fixed and variable (including mortgage backed securities and collateralized mortgage obligations) income investments with a value of $6,399.8 million at December 31, 1999 that are subject to changes in value due to market interest rates. The Company also has Senior Bank Debt of $75.0 million, Senior Notes of $498.5 million, and QUIPS of $237.5 million. The Senior Bank Debt is a variable rate loan, while the Senior Notes, and QUIPS are fixed rate instruments.

    The Company has exposure to movements in various currencies around the world, particularly the Belgium Franc and the Australian dollar. Changes in currency exchange rates primarily affect the international components of the Company's balance sheet, income statement, and statement of cash flows. This exposure is somewhat offset because the Company's reinsurance premiums and invested assets are partially offset by losses incurred and loss reserves, respectively, generally denominated in the same currency. At December 31, 1999, the Company had no material currency rate exposure.

    In addition to interest rate and foreign exchange risk, the Company's common equity portfolio of $402.1 million at December 31, 1999 is subject to changes in value based on changes in equity prices, predominately from the United States. To hedge a portion of its exposure to movements in its equity portfolio, the Company entered into options contracts with a notional value of $6.4 million at December 31, 1999.

    ARCM, a subsidiary of the Company, has been engaged primarily in the weather derivative business, which exposes the Company to losses or gains based on movements in temperature at certain U.S. weather stations. At December 31, 1999, ARCM had entered into 78 weather derivative contracts with a notional value of $139.3 million. At December 31, 1999, the maximum payment amount of the contracts was $85.7 million, and the maximum receivable amount was $111.4 million.

    In November 1999, ARCM entered into certain index-based Catastrophe Swaps with Gold Eagle Capital Limited, a special purpose Bermuda company. Under the terms of the catastrophe swaps, ARCM may receive approximately $182 million of potential payments from Gold Eagle in the event of three types of certain catastrophic events: California earthquakes, Midwest earthquakes, or Eastern and Gulf Coast windstorms, all as specifically defined under the Catastrophe Swaps ("Catastrophes"). Payment amounts under the catastrophe swaps will be determined based upon an index of modeled insurance industry losses from Catastrophes as calculated by Risk Management Solutions, Inc. American Re Securities Corporation, a subsidiary of the Company, acted as placement agent for Gold Eagle in the placement of catastrophe related securities, called Modeled Index Linked Securities-SM- (ModILS-SM-), intended to collateralize any potential payments by Gold Eagle to ARCM under the catastrophe swaps.

    The Company adjusts the catastrophe swaps to fair value using a model pricing based upon interest rate spreads above comparable U.S. Treasury investments, applied to a notional value outstanding of $182.1 million. The fair value adjustment at December 31, 1999 was $0.6 million.

SENSITIVITY ANALYSIS OF MARKET RISK AND DISCLOSURES ABOUT MODEL

    Interest rate sensitivity analysis is used to measure the Company's interest rate price risk by computing estimated changes in fair value of fixed and variable rate assets and liabilities in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 200 basis point increase or decrease in the mark interest rates. The following table presents the Company's projected change in fair value of the Company's financial instruments at December 31, 1999. All market sensitive instruments presented in this table are available for sale. The Company has no significant trading securities.

    The calculation of fair value is based on the net present value of estimated discounted cash flows expected over the life of the market rate sensitive instruments, using market prepayment assumptions and market rates of interest provided by independent broker quotations and other public sources as of December 31, 1999, with adjustments made to reflect the shift in the Treasury yield curve as appropriate.

                                                       FAIR VALUE OF TOTAL                     PERCENTAGE
                                                      INVESTMENTS, EXCLUDING   HYPOTHETICAL   HYPOTHETICAL
PERCENT CHANGE IN INTEREST RATES                         COMMON EQUITIES          CHANGE         CHANGE
--------------------------------                      ----------------------   ------------   ------------
                                                                     (DOLLARS IN MILLIONS)
200 basis point rise...............................          $6,493.6            $(544.2)         (7.7)%
100 basis point rise...............................           6,757.7             (280.1)         (4.0)
Base Scenario......................................           7,037.8                 --            --
100 basis point decline............................           7,330.2              292.4           4.2
200 basis point decline............................           7,630.7              592.9           8.4

                                                        FAIR VALUE OF SENIOR                   PERCENTAGE
                                                         BANK DEBT, SENIOR     HYPOTHETICAL   HYPOTHETICAL
PERCENT CHANGE IN INTEREST RATES                          NOTES AND QUIPS         CHANGE         CHANGE
--------------------------------                        --------------------   ------------   ------------
                                                                      (DOLLARS IN MILLIONS)
200 basis point rise.................................          $684.5             $(92.5)         (11.9)%
100 basis point rise.................................           726.9              (50.1)          (6.5)
Base Scenario........................................           777.0                 --             --
100 basis point decline..............................           836.8               59.8            7.7
200 basis point decline..............................           908.6              131.6           16.9

    The preceding tables indicate that at December 31, 1999, in the event of a sudden and sustained increase in prevailing market interest rates, the fair value of the Company's investment and debt instruments would be expected to decrease, and that in the event of a sudden and sustained decrease in prevailing market interest rates, the fair value of the Company's fixed maturity investments and debt instruments would be expected to increase.

DISCLOSURES ABOUT LIMITATIONS OF SENSITIVITY ANALYSIS

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

RESERVES FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

    GENERAL. The reinsurance/insurance subsidiaries are required to maintain reserves to cover their estimated ultimate liability for losses and LAE with respect to reported and unreported claims incurred as of the end of each accounting period (net of estimated related salvage and subrogation claims). These reserves are estimates that involve actuarial and statistical projections of the expected cost of the ultimate settlement and administration of claims based on facts and circumstances then known, predictions of future events, estimates of future trends in claims severity and other variable factors. The inherent uncertainties of estimating loss reserves are exacerbated for reinsurers by the significant periods of time that often elapse between the occurrence of an insured loss, the reporting of the loss to the primary insurer and, ultimately, to the reinsurer, and the primary insurer's payment of that loss and subsequent indemnification by the reinsurer (the "tail"). As a consequence, actual losses and LAE paid may deviate, perhaps substantially, from estimates reflected in the reinsurance/insurance subsidiaries' reserves in their financial statements. If actual net losses and LAE paid exceed the reinsurance/insurance subsidiaries' net reserves; the Company's net income will be reduced in the year determined.

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

    In accordance with industry practice, the Company establishes IBNR reserves to provide for future case reserves and loss payments on incurred claims that have not yet been reported to an insurer or reinsurer. In calculating its IBNR reserves, the reinsurance/insurance companies use generally accepted actuarial reserving techniques that take into account quantitative loss experience data, together, where appropriate, with qualitative factors. IBNR reserves are based on loss experience and are grouped both by class of business and by accident year. IBNR reserves are also adjusted to take into account certain factors such as changes in the volume of business written, reinsurance contract terms and conditions, the type of business, claims processing and other variable factors that can be expected to affect the Company's liability for losses over time.

    CHANGES IN HISTORICAL RESERVES. The following table shows the year-end reserves from 1989 through 1999, and the subsequent changes in those reserves, presented on a combined basis for the reinsurance/ insurance subsidiaries. The following data is not accident year data, but a display of 1989 through 1999 year-end reserves and the subsequent changes in those reserves. For instance, the "Redundancy (Deficiency)" shown in the table for each year represents the aggregate amount by which original estimates of reserves at that year-end have changed in subsequent years. Accordingly, the cumulative deficiency for a year relates only to reserves at that year-end and such amounts are not additive. For example, the initial year-end 1989 reserves have developed a $561 million deficiency through December 31, 1999.

            CHANGES IN HISTORICAL RESERVES FOR UNPAID LOSSES AND LAE FOR THE LAST TEN YEARS--GAAP BASIS AS OF DECEMBER 31, 1999

                                                                                 DECEMBER 31,
                                             -------------------------------------------------------------------------------------
                                               1989       1990       1991       1992       1993       1994       1995       1996
                                             --------   --------   --------   --------   --------   --------   --------   --------
                                                                             (DOLLARS IN MILLIONS)
Net liability for unpaid losses and LAE....   $3,025     $3,203     $3,267     $3,254     $3,573     $3,922     $4,501     $4,849
Paid (cumulative) as of:
One year later.............................      634        811        864        739        889      1,076      1,124      1,295
Two years later............................    1,201      1,423      1,318      1,316      1,566      1,787      1,895      2,230
Three years later..........................    1,700      1,755      1,667      1,791      2,058      2,303      2,517      3,104
Four years later...........................    1,949      2,004      1,985      2,137      2,421      2,744      3,097
Five years later...........................    2,131      2,243      2,252      2,414      2,748      3,159
Six years later............................    2,326      2,463      2,483      2,671      3,060
Seven years later..........................    2,511      2,669      2,689      2,936
Eight years later..........................    2,688      2,858      2,922
Nine years later...........................    2,866      3,079
Ten years later............................    3,080

Net liability re-estimated as of:
End of year................................   $3,025     $3,203     $3,267     $3,254     $3,573     $3,922     $4,501     $4,849
One year later.............................    3,073      3,258      3,194      3,317      3,640      4,369      4,512      4,920
Two years later............................    3,113      3,183      3,224      3,363      3,986      4,397      4,610      4,863
Three years later..........................    3,048      3,216      3,244      3,666      4,017      4,347      4,555      5,039
Four years later...........................    3,077      3,225      3,474      3,686      4,009      4,297      4,756
Five years later...........................    3,087      3,472      3,493      3,705      3,986      4,463
Six years later............................    3,357      3,489      3,558      3,698      4,117
Seven years later..........................    3,391      3,600      3,580      3,820
Eight years later..........................    3,505      3,623      3,651
Nine years later...........................    3,527      3,699
Ten years later............................    3,586

Redundancy (Deficiency)....................   $ (561)    $ (496)    $ (384)    $ (566)    $ (544)    $ (541)    $ (255)    $ (190)

                                                      DECEMBER 31,
                                             ------------------------------
                                               1997       1998       1999
                                             --------   --------   --------
                                                 (DOLLARS IN MILLIONS)
Net liability for unpaid losses and LAE....   $5,103     $5,065     $5,480
Paid (cumulative) as of:
One year later.............................    1,509      1,986
Two years later............................    2,809
Three years later..........................
Four years later...........................
Five years later...........................
Six years later............................
Seven years later..........................
Eight years later..........................
Nine years later...........................
Ten years later............................
Net liability re-estimated as of:
End of year................................   $5,103     $5,065     $5,480
One year later.............................    5,165      5,635
Two years later............................    5,533
Three years later..........................
Four years later...........................
Five years later...........................
Six years later............................
Seven years later..........................
Eight years later..........................
Nine years later...........................
Ten years later............................
Redundancy (Deficiency)....................   $ (430)    $ (570)

                                                       1995       1996       1997       1998       1999
                                                     --------   --------   --------   --------   --------
Gross liability--end of year.......................   $7,039     $7,178     $7,469    $ 7,334     $8,369
Reinsurance recoverables on unpaid losses..........    2,538      2,329      2,366      2,269      2,889
                                                      ------     ------     ------    -------     ------
Net liability--end of year.........................    4,501      4,849      5,103      5,065      5,480

Gross re-estimated liability--latest...............   $7,495     $7,682     $8,238    $ 8,494
Re-estimated reinsurance recoverables on latest
  unpaid losses....................................    2,739      2,643      2,705      2,859
                                                      ------     ------     ------    -------
Net re-estimated liability--latest.................    4,756      5,039      5,533      5,635

Gross cumulative redundancy (deficiency)...........   $ (456)    $ (504)    $ (769)   $(1,160)

    The reconciliation between statutory basis and GAAP basis reserves for each of the three years in the period ended December 31, 1999, is shown below:

              RECONCILIATION OF RESERVES FOR UNPAID LOSSES AND LAE
                       FROM STATUTORY BASIS TO GAAP BASIS

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                  (DOLLARS IN MILLIONS)
Statutory reserves..........................................  $5,346.7   $5,064.7   $5,196.1
Adjustments to a GAAP basis(1)..............................     133.0        0.2      (93.3)
Reinsurance recoverables on unpaid losses...................   2,889.3    2,269.2    2,366.5
                                                              --------   --------   --------
Reserves on a GAAP basis....................................  $8,369.0   $7,334.1   $7,469.3
                                                              ========   ========   ========

------------------------

(1) Consists primarily of the application of risk transfer and retroactive accounting rules of Financial Accounting Statement No. 113 ("FAS
     No. 113"), "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts", and the inclusion of loss reserves for Princeton Eagle West Insurance Company, a Bermuda Insurance Company.

              RECONCILIATION OF RESERVES FOR UNPAID LOSSES AND LAE
                                  (GAAP BASIS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
                                                                    (DOLLARS IN MILLIONS)
Reserves at beginning of period.............................  $ 7,334.1   $ 7,469.3   $ 7,178.3
Reinsurance recoverable on unpaid losses....................   (2,269.2)   (2,366.5)   (2,329.6)
                                                              ---------   ---------   ---------
Net reserves at beginning of period.........................    5,064.9     5,102.8     4,848.7
Net incurred related to:
  Current period............................................    2,084.0     1,620.4     1,642.1
  Prior periods.............................................      570.4        62.0        74.2
                                                              ---------   ---------   ---------
Total net incurred..........................................    2,654.4     1,682.4     1,716.3
Net paid related to:
  Current period............................................      253.6       207.2       167.5
  Prior periods.............................................    1,986.0     1,513.1     1,294.7
                                                              ---------   ---------   ---------
Total net paid..............................................    2,239.6     1,720.3     1,462.2
                                                              ---------   ---------   ---------

Net reserves at end of period...............................    5,479.7     5,064.9     5,102.8
Reinsurance recoverables on unpaid losses...................   (2,889.3)   (2,269.2)   (2,366.5)
                                                              ---------   ---------   ---------

Reserves at end of year.....................................  $ 8,369.0   $ 7,334.1   $ 7,469.3
                                                              =========   =========   =========

    ASBESTOS, ENVIRONMENTAL-RELATED AND OTHER LATENT LIABILITY CLAIMS. Since the early 1980s, American Re-Insurance's underwriting results have been adversely affected by claims developing from latent liability exposures. During this period, reserves established by American Re-Insurance for latent liability exposures necessarily reflected the uncertainty inherent in estimating the ultimate future claim amounts arising from these types of exposures and the lack of credible actuarial methods to measure and quantify these exposures. American Re-Insurance's difficulty in accurately quantifying these exposures was attributable to the need for latent liability exposures to be first quantified by the insured party and then the primary insurer before the information was made available to the reinsurer.

    During 1999, the Company undertook a study to reevaluate its reserves for latent liability exposures. This was a result of the Company's assessment of its reported claims activity, which reflected continued emergence of newly reported claims in each of these areas and recent insurance industry efforts to accelerate the settlement of outstanding latent liability claims. Each of the Company's related exposures was evaluated individually to determine its expected ultimate liability for losses and LAE. As a result of this reevaluation, during the fourth quarter of 1999, the Company increased its IBNR loss reserves for such exposures. This charge was partially offset by favorable development on reserves in other accident years and by the utilization of the remaining limit under the Company's Adverse Loss Agreement with Travelers.

    Travelers provides indemnification in the form of an Adverse Loss Agreement (the "Cover") for adverse development of losses and allocated loss adjustment expenses of $500.0 million representing an 80% pro rata share (American Re-Insurance retains the remaining 20%) of up to $625.0 million of losses in excess of $2,700.0 million incurred on or prior to December 31, 1991. At December 31, 1999, the Company has utilized the full limit of the Cover.

    The Company had reserves for latent liability exposures, prior to cession to the Cover, at December 31, as follows:

                                                    1999                  1998
                                             -------------------   -------------------
                                              GROSS       NET       GROSS       NET
                                             --------   --------   --------   --------
                                                       (DOLLARS IN MILLIONS)
Asbestos...................................  $  786.6    $470.9     $399.9     $258.5
Environmental-related and other latent
  liability................................     646.2     466.7      237.3      150.1
                                             --------    ------     ------     ------
Total......................................  $1,432.8    $937.6     $637.2     $408.6
                                             ========    ======     ======     ======

    Loss reserves for latent liability exposures at December 31, 1999 and 1998, represent best estimates drawn from a range of possible outcomes based upon currently known facts, projected forward for additional claimants using assumptions and methodologies considered reasonable. There can be no assurance that future losses resulting from these exposures will not materially adversely affect future earnings.

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

                             THREE YEAR DEVELOPMENT
                              ASBESTOS LIABILITIES

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                  (DOLLARS IN MILLIONS)
Gross Basis:
  Beginning net reserve balance.............................   $399.9     $457.7     $499.8
  Incurred loss and LAE.....................................    483.9         --         --
  Loss and LAE paid.........................................     97.2       57.8       42.1
                                                               ------     ------     ------
  Ending reserve balance....................................   $786.6     $399.9     $457.7
                                                               ======     ======     ======
Net Basis:
  Beginning net reserve balance.............................   $258.5     $297.1     $326.6
  Incurred loss and LAE.....................................    277.9         --         --
  Loss and LAE paid.........................................     65.5       38.6       29.5
                                                               ------     ------     ------
  Ending reserve balance....................................   $470.9     $258.5     $297.1
                                                               ======     ======     ======

                           ENVIRONMENTAL-RELATED AND
                            OTHER LATENT LIABILITIES

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                  (DOLLARS IN MILLIONS)
Gross Basis:
  Beginning net reserve balance.............................   $237.3     $327.9     $391.6
  Incurred loss and LAE.....................................    538.4         --         --
  Loss and LAE paid.........................................    129.5       90.6       63.7
                                                               ------     ------     ------
  Ending reserve balance....................................   $646.2     $237.3     $327.9
                                                               ======     ======     ======

Net Basis:
  Beginning net reserve balance.............................   $150.1     $218.6     $273.9
  Incurred loss and LAE.....................................    411.9         --         --
  Loss and LAE paid.........................................     95.3       68.5       55.3
                                                               ------     ------     ------
  Ending reserve balance....................................   $466.7     $150.1     $218.6
                                                               ======     ======     ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS

    DR. JUR. CLAUS HELBIG, age 58, became a Director of the Company in
November 1996. Dr. Helbig has been a Member of the Board of Management of Munich Re since 1993. Dr. Helbig is a member of the Supervisory Board of Ingolstadt, Class KGa A, Harsewinkel, Deutsche Asset Management, Frankfurt, Karlsruher Rendite, Karlsruhe and various Munich Re affiliates.

    EDWARD J. NOONAN, age 41, became President, Chief Executive Officer and a Director of the Company and Chairman, President and Chief Executive Officer of American Re-Insurance in March 1997. From February 1997 to March 1997,
Mr. Noonan was Executive Vice President of the Company and American Re-Insurance. From September 1994 to March 1997, Mr. Noonan was President, Domestic Insurance Company Operations of American Re-Insurance. Mr. Noonan has also been a Director of American Re-Insurance since September 1992. Mr. Noonan was a Senior Vice President of American Re-Insurance from July 1991 to
February 1997. From April 1990 to July 1991, Mr. Noonan was Senior Vice President, Treaty Division. From May 1988 to April 1990, he was Vice President, Treaty Division of American Re-Insurance.

    DR. JUR. HANS-JURGEN SCHINZLER, age 58, became a Director of the Company in November 1996 and Chairman of the Company in March 1997. Dr. Schinzler has been Chairman of the Board of Management of Munich Re since 1993. From 1981 to 1993 Dr. Schinzler was a Member of the Board of Management of Munich Re.
Dr. Schinzler currently holds positions on the Supervisory Boards of various subsidiaries within the Munich Re holding company system. Dr. Schinzler is the Chairman of the Supervisory Board of ERGO Versicherungsgruppe AG, Dusseldorf; MR Beteiligungen AG, Grafelfing; and MRE Beteilingungen AG Munich; Dr. Schinzler is also a Member of the Supervisory Board of each of Allianz Lebensversicherung--AG, Stuttgart; Aventis S.A., Schiltigheim; Dresdner Bank Aktiengesellschaft, Frankfurt; and MAN Aktiengesellschaft, Munich.
Dr. Schinzler is a Member of the Board of Directors of Allianz of America Inc., Delaware and Kleinwort Benson North America Inc., New York.

    KARL WITTMAN, age 55, became a Director of the Company in December 1998. Mr. Wittmann has been a Member of the Board of Management of Munich Re since January 1998 responsible for Asia and Australasia, United Kingdom and Ireland and from January 1999 for North America. From 1985 to 1995 Mr. Wittmann was a Member of the Executive Management, Fire Treaty Underwriting, Munich Re. From 1995 to 1997 he was a Member of the Executive Management, Head of Operational Division Asia and Australasia, Munich Re. Mr. Wittmann is currently Chairman of Munichre General Services Ltd., London; Munichre Life Services Ltd., London; Munichre Services Ltd., London; The Great Lakes Reinsurance (UK) Plc., London; and is a Director of various Munich Re affiliates.

EXECUTIVE OFFICERS

    In addition to Mr. Noonan, the executive officers of the Company are as follows:

    MAHMOUD M. ABDALLAH, age 51, became an Executive Vice President of the Company and American Re-Insurance in February 1997. Mr. Abdallah has been President, International Operations for American Re-Insurance since
September 1994. Since July 1998 he has also been Chairman and CEO of the Munich American Global Services Group with responsibility for overseeing its member companies, Am-Re Brokers, Inc., ARB International, Ltd., Am-Re
Consultants, Inc., and the Becher+Carlson Companies. In addition, the Information Technology Division of American Re-Insurance reports to
Mr. Abdallah. Mr. Abdallah has been a Director of American Re-Insurance since September 1992.

    ALBERT J. BEER, age 49, is Executive Vice President of the Company and President of Munich American RiskPartners, Inc. Mr. Beer assumed the position of Executive Vice President in March 1997 and became President of RiskPartners in December 1997. Mr. Beer was President of American Re-Insurance, Domestic Operations from March 1997 to December 1997. From December 1992 to March 1997, Mr. Beer was Senior Vice President--Branch Operations of American Re-Insurance. Mr. Beer has been a Director of American Re-Insurance since December 1992. From April 1989 to December 1992, he was Chief Actuary for Skandia America.

    ROBERT K. BURGESS, age 51, is Executive Vice President, General Counsel and Secretary of the Company and American Re-Insurance. He became Executive Vice President in February 1997. From April 1995 to February 1997, he was Senior Vice President, General Counsel and Secretary of both companies. Mr. Burgess has been a Director of American Re-Insurance since May 1995. Prior to April 1995,
Mr. Burgess was a Partner in the law firm of Latham & Watkins.

    GREGORY T. DOYLE, age 39, became Executive Vice President of the Company and a Director, Executive Vice President and President of Domestic Insurance Company Operations of American Re-Insurance in December 1997. From February 1997 to December 1997, Mr. Doyle was Senior Vice President of American Re-Insurance and Senior Vice President of Domestic Insurance Company Operations. From
December 1994 to February 1997, Mr. Doyle was Eastern Region Vice President of American Re-Insurance. From March 1990 to December 1994, he was Account Management Vice President.

    WOLFGANG ENGSHUBER, age 43, became Executive Vice President of the Company and a Director of American Re-Insurance in October 1998. He is responsible for American Re Financial Products and American Re Asset Management, Inc. Prior to that, Mr. Engshuber had been a Member of the Executive Board of Munich Reinsurance Company in Munich, Germany since October 1986.

    GEORGE T. O'SHAUGHNESSY, JR., age 44, is Executive Vice President and Chief Financial and Accounting Officer of the Company and American Re-Insurance. He assumed his current position in April 1998. From April 1997 to April 1998,
Mr. O'Shaughnessy was Senior Vice President, Chief Financial and Accounting Officer of the Company and American Re-Insurance. Mr. O'Shaughnessy became a director of American Re-Insurance in December, 1997. From January 1995 to
April 1997, Mr. O'Shaughnessy was Vice President and Controller of the Company and American Re-Insurance.

    EDWARD E. DUESS, age 48, is Senior Vice President and Chief Underwriting Officer for American Re-Insurance. He assumed his current position in July 1996. His primary functions include managing the Company's underwriting process on a world-wide basis. He is also responsible for overseeing American Re's Underwriting Management Services, Home Office Contracts, and Account Services departments. Mr. Duess has been with American Re for 24 years. Over that time, he has held a number of positions including Vice President and Chief Underwriting Officer for the Domestic Insurance Company Operations Division.

    ROBERT E. HUMES, age 56, is Senior Vice President--Human Resources Division of American Re-Insurance. He assumed his current position in September 1994.
Mr. Humes was Vice President--Human Resources Division from July 1993 to September 1994. He was previously employed by Bristol-Myers Squibb Company as Senior Vice President of Corporate Resources and by its predecessor, Squibb Corporation, in management positions in Human Resources, most recently as Senior Vice President of Human Resources.

    JOHN W. RODGERS, age 48, became Senior Vice President-Claims of American Re in August 1999. Prior thereto, he held a number of management positions in the Claims Division, most recently as Vice President-Branch Claims Operations from March 1994 to August 1999. Mr. Rodgers has been with American Re from
February 1989. Mr. Rodgers holds the CPCU, ARM and ARe designations, and is a member of the Chartered Property and Casualty Society.

    PHILIP ROEPER, age 39, became Senior Vice President and Chief Information Officer of American Re-Insurance in January, 1999. Mr. Roeper joined American Re in September 1996 as the Vice President of Infrastructure and Operations. Prior to joining American Re-Insurance, he was employed by DHL Systems, Inc. in Burlingame, CA from August 1990 to September 1996, where he was most recently the Director of Global Network Services.

    THOMAS E. SMITH, age 47, became President of Am-Re University in
August 1999. Am-Re University is the Company's initiative to create a learning organization. Mr. Smith was Senior Vice President-Claims of American Re from July 1996 to August 1999. Prior to joining American Re-Insurance, Mr. Smith was Vice President and Senior Claim Officer for the Commercial Division of the Farmers Insurance Group. Mr. Smith was with Farmers for over 20 years.
Mr. Smith is both a Chartered Property & Casualty Underwriter and a Chartered Life Underwriter.

    DAVID SPIEGLER, age 39, became Senior Vice President & Chief Actuary of American Re-Insurance in February 2000. Prior thereto, he was the Chief Underwriting Officer of American Re Financial Products (from December 1998 to February 2000); Senior Vice President & Chief Pricing Actuary of American Re-Insurance (from April 1998 to December 1998); Vice President & Chief Pricing Actuary of American Re-Insurance (from July 1997 to April 1998); Vice
President & Treaty Underwriting Manager in the Western Region of Domestic Insurance Company Operations of American Re-Insurance (from January 1996 to
July 1997); and Vice President and Department Head of Domestic Insurance Company Operations' Actuarial Services Department (from July 1991 to January 1996).

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The following table sets forth for the Chief Executive Officer of the Company, and the four other executive officers of the Company who were the most highly compensated executive officers of the Company for the year ended December 31, 1999 (the "named executive officers"), information concerning compensation earned in 1999, 1998, and 1997 by such persons for services with the Company and its subsidiaries.

                                                                                    LONG-TERM COMPENSATION PAYOUTS
                                                                                ---------------------------------------
                                           ANNUAL COMPENSATION                    AWARDS
                             ------------------------------------------------   SECURITIES                  PAYOUTS
                                                               OTHER ANNUAL     UNDERLYING                 ALL OTHER
NAME AND PRINCIPAL POSITION    YEAR      SALARY     BONUS     COMPENSATION(1)    OPTIONS       LTIP     COMPENSATION(2)
---------------------------  --------   --------   --------   ---------------   ----------   --------   ---------------
Edward J. Noonan...........    1999     $611,250   $      0          0               0          0           $545,731
  President and Chief          1998      575,000    500,000          0               0          0            520,094
  Executive Officer            1997      475,000    500,000          0               0          0            497,525

Mahmoud M. Abdallah........    1999     $451,250   $410,000          0               0          0           $431,798
  Executive Vice President     1998      430,000    425,000          0               0          0            411,588
                               1997      400,000    425,000          0               0          0            391,696

Albert J. Beer.............    1999     $411,250   $225,000          0               0          0           $130,581
  Executive Vice President     1998      387,500    400,000          0               0          0            124,894
                               1997      341,000    400,000          0               0          0            117,444

Robert K. Burgess..........    1999     $451,250   $250,000          0               0          0           $258,754
  Executive Vice President,    1998      430,000    400,000          0               0          0            246,908
  General Counsel and          1997      400,000    400,000          0               0          0            235,956
  Secretary

Wolfgang Engshuber.........    1999     $321,250   $225,000          0               0          0           $ 21,175
  Executive Vice President     1998       77,500    112,500          0               0          0              4,161

------------------------------

(1) During each of the three years ended December 31, 1999, 1998 and 1997, perquisites for each individual named in the Summary Compensation Table aggregated less than 10% of the total annual salary and bonus reported for such individual in such table, or $50,000, if lower.

(2) Includes (i) accrued above market or preferential interest earned on deferred option proceeds under the Company's Senior Executive Special Deferred Compensation Plan as follows: Mr. Noonan, $509,943 in 1999, $485,224 in 1998, and $461,702 in 1997; Mr. Abdallah, $403,664 in 1999,
    $384,097 in 1998 and $365,477 in 1997; Mr. Beer, $104,845 in 1999, $99,763
    in 1998, and $94,927 in 1997; and Mr. Burgess, $230,620 in 1999, $219,441 in
    1998, and $208,803 in 1997; (ii) employer contributions under the American Re-Insurance Company Savings Plan, a 401(k) plan, of $8,000 in 1999, $8,000 in 1998, and $8,000 in 1997 for Mr. Noonan; of $6,250 in 1999, $6,250 in
    1998, and $6,560 in 1997 for Mr. Abdallah; of $8,000 in 1999, $8,000 in
    1998, and $8,023 in 1997 for Mr. Beer; of $8,615 in 1999, $6,250 in 1998,
    and $6,419 in 1997 for Mr. Burgess; of $6,215 in 1999, and $2,980 in 1998
    for Mr. Engshuber; (iii) employer contributions under the American Re-Insurance Supplemental Savings Plan, a deferred compensation plan designed to supplement the 401(k) plan, of which 100% is vested as of December 31, 1999, of $21,596 in 1999, $20,884 in 1998, and $22,285 in 1997
    for Mr. Noonan; of $16,038 in 1999, $15,788 in 1998, and $14,291 in 1997 for
    Mr. Abdallah; of $12,173 in 1999, $12,000 in 1998, and $9,530 in 1997 for
    Mr. Beer; of $13,673 in 1999, $15,763 in 1998, and $14,563 in 1997 for
    Mr. Burgess; of $10,000 in 1999 for Mr. Engshuber; and (iv) employer contributions for group term life, accidental death and dismemberment and disability insurance of $6,192 in 1999, $5,986 in 1998, and $5,538 in 1997
    for Mr. Noonan; of $5,846 in 1999, $5,453 in 1998, and $5,368 in 1997 for
    Mr. Abdallah; of $5,563 in 1999, $5,131 in 1998, and $4,964 in 1997 for
    Mr. Beer; of $5,846 in 1999, $5,454 in 1998, and $6,171 in 1997 for
    Mr. Burgess; and $4,925 in 1999, and $1,181 in 1998 for Mr. Engshuber.

LONG TERM INCENTIVE PLAN

    The following table sets forth for the Chief Executive Officer of the Company, and the four named executive officers information concerning long term incentive compensation awards made in 1999 under the Company's Long-Term Incentive Plan.

                          LONG-TERM INCENTIVE PLAN--AWARDS IN LAST FISCAL YEAR
---------------------------------------------------------------------------------------------------------
                                                                           ESTIMATED FUTURE PAYOUTS
                                                                       UNDER NON-STOCK PRICE-BASED PLANS
                                                                      -----------------------------------
            (A)                     (B)                 (C)              (D)         (E)          (F)
                                 NUMBER OF         PERFORMANCE OR
                              SHARES, UNITS OR   OTHER PERIOD UNTIL
                                OTHER RIGHTS       MATURITIES OR      THRESHOLD     TARGET      MAXIMUM
            NAME                    (#)              PAYOUT(1)        ($ OR #)     ($ OR #)     ($ OR #)
----------------------------  ----------------   ------------------   ---------   ----------   ----------
Edward J. Noonan............                            2001            0         $1,200,000   $2,400,000
Mahmoud M. Abdallah.........                            2001            0         $  900,000   $1,800,000
Albert J. Beer..............                            2001            0         $  900,000   $1,800,000
Robert K. Burgess...........                            2001            0         $  900,000   $1,800,000
Wolfgang Engshuber..........                            2001            0         $  900,000   $1,800,000

------------------------------

(1) Under the Company's Long-Term Incentive Plan, performance goals are established by the Company's Executive Committee for which performance targets are chosen. These performance targets are applicable to a performance period consisting of three fiscal years, 1999-2001. The incentive amounts to be earned by each participant is 100% at risk and will vary from 0% to 200% of the individual target award based upon the achievement of the applicable performance targets within the performance period. The performance goals selected by the Committee for the performance period are Aggregate Operating Income and Return on Equity.

MUNICH RE LONG-TERM INCENTIVE PLAN

    The following table sets forth sets forth for the Chief Executive Officer of the Company, and the four named executive officers information concerning stock appreciation rights awarded by Munich Re in 1999 under the Munich Re Long-Term Incentive Plan.

                                                                                                   POTENTIAL REALIZABLE VALUE
                                                        % OF TOTAL        INDIVIDUAL GRANTS            AT ASSUMED ANNUAL
                                                          SAR'S        -----------------------        RATES OF STOCK PRICE
                                                        GRANTED TO                                   APPRECIATION FOR TERM
                                           SAR'S       EMPLOYEES IN     EXERCISE    EXPIRATION   ------------------------------
NAME                                     GRANTED(1)   FISCAL YEAR(2)    PRICE(3)     DATE(4)          5%               10%
----                                     ----------   --------------   ----------   ----------   ------------      ------------
Edward J. Noonan.......................    1,770          21.37%       EUR 182.6     6/30/06     EUR 131,582       EUR 306,627
Mahmoud M. Abdallah....................    1,310          15.82%       EUR 182.6     6/30/06      EUR 97,385       EUR 226,944
Albert J. Beer.........................    1,200          14.49%       EUR 182.6     6/30/06      EUR 89,208       EUR 207,888
Robert K. Burgess......................    1,310          15.82%       EUR 182.6     6/30/06      EUR 97,385       EUR 226,944
Wolfgang Engshuber.....................      940          11.35%       EUR 182.6     6/30/06      EUR 69,880       EUR 162,846

------------------------------

(1) The Munich Re Long-Term Incentive Plan is a stock appreciation rights plan which provides to eligible participants in the Munich Re Group organization stock appreciation rights linked to the performance of Munich Re stock. Each right entitles the holder, after a two year vesting period, to draw in cash up to certain limits, the difference between the share price applicable at the time of the award and that at the time when the right is exercised.

(2) Individual percentage totals represent the percentage of total SAR's granted to American Re employees.

(3) The initial stock price is calculated from the average of the closing prices for Munich Re shares of stock in Frankfurt Xetra trading over the ten trading days prior to July 1, 1999. That amount was equivalent to EUR
    182.6. The exchange rate into US dollars will be the rate applicable on the exercise date.

(4) The stock appreciation rights may be exercised at any time after a two-year vesting period. Stock appreciation rights may only be exercised if the price of Munich Re shares has (i) increased by at least 20% compared to the initial share price and (ii) outperformed the DAX 30, an index of 30 publicly traded German corporations, for a specified period of time.

COMPENSATION OF DIRECTORS

    Directors receive no additional compensation for their Board or Committee service.

EMPLOYMENT AGREEMENTS

    American Re-Insurance has Employment Agreements (the "Agreements"), with Messrs. Noonan, Abdallah, Beer, and Burgess pursuant to which each such executive has agreed to serve in his position indicated in the Summary Compensation Table for a period of five years and the Company agreed to provide certain compensation and severance benefits as provided therein. Under the Agreements, each executive's cash compensation, which consists of the executive's annual rate of base salary and the annual incentive compensation award or such other bonus payment, is determined by American Re-Insurance from time to time, but shall not be less than a minimum guaranteed amount equal to the executive's annual rate of pay in effect as of April 15, 1998 plus the bonus amount paid to such executive for the 1997 calendar year. To the extent the bonus amounts set forth in the Summary Compensation Table for any of such persons are less than they would have been entitled to under their Agreements for 1999, such executives voluntarily waived the contractual amount for 1999.

    Under the Agreements, American Re-Insurance has also agreed to pay a severance benefit to such executive if the executive's employment with American Re-Insurance or an affiliate is terminated during the term of the Agreement by the Company not for "Cause" or by the executive upon a "Constructive Discharge" (as such terms are defined in the Agreements). Upon either such termination, the executive would be entitled to receive, for a period commencing on the date of termination and ending on the earlier of the second anniversary thereof or the date of the executive's reemployment, severance benefits consisting of
(i) continued salary and bonus (based on the salary in effect on the date of termination and the most recent bonus paid); (ii) amounts under the Company's Long Term Incentive Plan equal to the payments the executive would otherwise have been entitled to receive had the executive remained employed for the entire performance cycle, prorated based on the number of months the executive was employed during the performance period; and (iii) continued participation in all other benefit programs available from the Company as in effect as of the date of termination.

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

MAXIMUM RETIREMENT BENEFITS PAYABLE

                                                               YEARS OF SERVICE
                                             ----------------------------------------------------
REMUNERATION                                    15         20         25         30         35
------------                                 --------   --------   --------   --------   --------
$ 300,000.................................   $ 78,750   $105,000   $131,250   $157,500   $183,750
  400,000.................................    105,000    140,000    175,000    210,000    245,000
  500,000.................................    131,250    175,000    218,750    262,500    306,250
  600,000.................................    157,500    210,000    262,500    315,000    367,500
  700,000.................................    183,750    245,000    306,250    367,500    428,750
  800,000.................................    210,000    280,000    350,000    420,000    490,000
  900,000.................................    236,250    315,000    393,750    472,500    551,250
 1,000,000................................    262,500    350,000    437,500    525,000    612,500
 1,100,000................................    288,750    385,000    481,250    577,500    673,750
 1,200,000................................    315,000    420,000    525,000    630,000    735,000

    Compensation covered by the American Re-Insurance Pension Plan, together with the Supplemental Pension Plan for the named executive officers, corresponds with the compensation set forth in the annual compensation columns of the Summary Compensation Table. The credited years of service on December 31, 1999 for the persons named in the Summary Compensation Table are as follows:
Mr. Noonan, 15.2 years; Mr. Abdallah, 17 years; Mr. Beer, 7 years; Mr. Burgess,
4.6 years; and Mr. Engshuber, 1.25 years.

    To be eligible to participate in the American Re-Insurance Pension Plan, an employee must have completed one year of service and attained age 21, or attained age 45. Retirement benefits are computed by multiplying the average of an employee's highest five years' base salary by 1.75% and multiplying by the number of years of covered service, not in excess of 35, with American Re-Insurance. Base Salary does not include overtime earnings, service awards and American Re Savings Plan match awards (supplemental and non-supplemental). Normal retirement age is 65. A participant is 100% vested after five years of service.

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

    Munich Reinsurance Company owns 100% of the outstanding Common Stock of the Company.

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

    (b) Reports on Form 8-K:

    None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the Township of Plainsboro, State of New Jersey, on March 30, 2000.

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

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                  /s/ CLAUS HELBIG                     Director
     -------------------------------------------                                       March 30, 2000
                    Claus Helbig

                /s/ EDWARD J. NOONAN                   President, Chief Executive
     -------------------------------------------         Officer and Director          March 30, 2000
                  Edward J. Noonan

              /s/ HANS JURGEN SCHINZLER                Chairman of the Board and
     -------------------------------------------         Director                      March 30, 2000
                Hans Jurgen Schinzler

                  /s/ KARL WITTMANN                    Director
     -------------------------------------------                                       March 30, 2000
                    Karl Wittmann

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report................................    F-2
Consolidated Balance Sheets--December 31, 1999 and 1998.....    F-3
Consolidated Statements of Income--Years ended December 31,
  1999, 1998, and 1997......................................    F-4
Consolidated Statements of Stockholder's Equity--Years ended
  December 31, 1999, 1998, and 1997.........................    F-5
Consolidated Statements of Cash Flows--Years ended December
  31, 1999, 1998, and 1997..................................    F-6
Notes to Consolidated Financial Statements--December 31,
  1999......................................................    F-7

              INDEX TO SCHEDULES TO FINANCIAL STATEMENTS

Summary of Investments Other Than Investments in Related
  Parties--December 31, 1999................................    S-1
Condensed Financial Information of Registrant (Parent
  Company only):
  Condensed Balance Sheets--December 31, 1999 and 1998......    S-2
  Condensed Statements of Operations and Retained
    Earnings--Years ended December 31, 1999, 1998, and
    1997....................................................    S-3
  Condensed Statements of Cash Flows--Years ended December
    31, 1999, 1998, and 1997................................    S-4
  Notes to Condensed Financial Information--December 31,
    1999....................................................    S-5
Supplemental Insurance Information--Years ended December 31,
  1999, 1998, and 1997......................................    S-6
Reinsurance--Years ended December 31, 1999, 1998, and
  1997......................................................    S-7
Supplemental Information (for Property-Casualty Insurance
  Underwriters)--Years ended December 31, 1999, 1998, and
  1997......................................................    S-8

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of American Re Corporation

    We have audited the accompanying consolidated balance sheets of American Re Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Re Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP

New York, New York
February 25, 2000

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
ASSETS
Investments
  Fixed maturities
    Bonds available for sale, at fair value (amortized cost:
     December 31, 1999 and 1998--$6,511.6 and $6,688.6,
     respectively)..........................................   $ 6,315.2      $ 6,876.0
    Preferred stock available for sale, at fair value
     (amortized cost: December 31, 1999 and 1998--$84.4 and
     $76.7, respectively)...................................        84.6           77.3
  Equity securities available for sale, at fair value (cost:
    December 31, 1999 and 1998--$367.1 and $488.7,
    respectively)...........................................       402.1          545.2
    Other invested assets...................................        40.5           27.9
Cash and cash equivalents...................................       597.5          274.9
                                                               ---------      ---------
      Total investments and cash............................     7,439.9        7,801.3
Accrued investment income...................................        83.5           85.4
Premiums and other receivables..............................     1,181.2        1,315.5
Deferred policy acquisition costs...........................       324.5          357.7
Reinsurance recoverables on paid and unpaid losses..........     3,034.9        2,343.1
Funds held by ceding companies..............................       609.7          408.9
Prepaid reinsurance premiums................................       138.8          148.2
Deferred federal income taxes...............................       376.0          142.6
Other assets................................................     1,090.3          941.3
                                                               ---------      ---------
      Total assets..........................................   $14,278.8      $13,544.0
                                                               =========      =========
LIABILITIES
Loss and loss adjustment expense reserves...................   $ 8,369.0      $ 7,334.1
Unearned premium reserve....................................     1,223.4        1,280.5
                                                               ---------      ---------
      Total insurance reserves..............................     9,592.4        8,614.6
Loss balances payable.......................................       421.3          412.1
Funds held under reinsurance treaties.......................       322.6          273.7
Senior bank debt............................................        75.0           75.0
Senior notes................................................       498.5          498.5
Other liabilities...........................................       642.5          579.5
                                                               ---------      ---------
      Total liabilities.....................................    11,552.3       10,453.4
Commitments and contingent liabilities (Note 15)

Company-obligated mandatorily redeemable preferred
  securities of subsidiary trust holding as all of its
  assets Junior Subordinated Debentures.....................       237.5          237.5
                                                               ---------      ---------
STOCKHOLDER'S EQUITY
Common stock, par value: $0.01 per share; authorized: 1,000
  shares; issued and outstanding: 149.49712 shares at
  December 31, 1999, and 1998...............................          --             --
Additional paid-in capital..................................     1,332.4        1,332.4
Retained earnings...........................................     1,296.6        1,397.6
Accumulated other comprehensive income (loss)...............      (140.0)         123.1
                                                               ---------      ---------
      Total stockholder's equity............................     2,489.0        2,853.1
                                                               ---------      ---------
      Total liabilities, Company-obligated mandatorily
       redeemable preferred securities of subsidiary trust,
       and stockholder's equity.............................   $14,278.8      $13,544.0
                                                               =========      =========

          See accompanying notes to consolidated financial statements.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                             (DOLLARS IN MILLIONS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
REVENUE
  Premiums written..........................................  $2,905.7   $2,406.8   $2,497.7
  Change in unearned premium reserve........................      21.8       12.1      (11.6)
                                                              --------   --------   --------
    Premiums earned.........................................   2,927.5    2,418.9    2,486.1
  Net investment income.....................................     415.1      417.5      427.5
  Net realized capital gains................................      82.9       92.8       87.7
  Other income..............................................      27.5       31.8       41.7
                                                              --------   --------   --------
      Total revenue.........................................   3,453.0    2,961.0    3,043.0
                                                              --------   --------   --------
LOSSES AND EXPENSES
  Losses and loss adjustment expenses.......................   2,654.4    1,682.4    1,716.3
  Commission expense........................................     595.3      584.3      623.5
  Operating expense.........................................     275.4      232.1      214.9
  Interest expense..........................................      41.9       42.2       42.8
  Other expenses............................................      64.0       98.5      221.2
                                                              --------   --------   --------
      Total losses and expenses.............................   3,631.0    2,639.5    2,818.7
                                                              --------   --------   --------
  Income (loss) before income taxes, minority interest and
    distributions on preferred securities of subsidiary
    trust...................................................    (178.0)     321.5      224.3
  Federal and foreign income taxes..........................     (90.1)      82.4       (3.4)
                                                              --------   --------   --------
  Income (loss) before minority interest and distributions
    on preferred securities of subsidiary trust.............     (87.9)     239.1      227.7
  Minority interest.........................................        --         --        6.8
  Distributions on preferred securities of subsidiary trust,
    net of applicable income tax of $7.1....................     (13.1)     (13.1)     (13.1)
                                                              --------   --------   --------
      Net income (loss) to common stockholder...............  $ (101.0)  $  226.0   $  221.4
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                             (DOLLARS IN MILLIONS)

                                                                                                    ACCUMULATED
                                           ARC        MARC       MARC      ADDITIONAL                  OTHER
                                          COMMON     COMMON    PREFERRED    PAID IN     RETAINED   COMPREHENSIVE
                                          STOCK      STOCK       STOCK      CAPITAL     EARNINGS   INCOME (LOSS)     TOTAL
                                         --------   --------   ---------   ----------   --------   --------------   --------
Balance at January 1, 1997............   $    --     $  1.9      $19.5      $  801.0    $ 950.6       $  19.5       $1,792.5
Comprehensive income:
  Net income..........................                                                    221.4
  Net change in unrealized loss on
    foreign exchange..................                                                                    0.1
  Net change in unrealized
    appreciation of investments
    Fixed maturities..................                                                                   70.0
    Equity securities.................                                                                   (7.2)
Total comprehensive income............                                                                                 284.3
Shareholder dividends.................                                                     (0.4)                        (0.4)
Capital contribution..................                                          85.0                                    85.0
Acquisition of MARC minority
  interest............................                                         425.0                                   425.0
Merger-related capital restructure
  (Note 14)...........................                 (1.9)     (19.5)         21.4                                      --
                                         -------     ------      -----      --------    --------      -------       --------
Balance at December 31, 1997..........        --         --         --       1,332.4    1,171.6          82.4        2,586.4

Comprehensive income:
  Net income..........................                                                    226.0
  Net change in unrealized loss on
    foreign exchange..................                                                                   (0.2)
  Net change in unrealized
    appreciation of investments
    Fixed maturities..................                                                                   15.8
    Equity securities.................                                                                   25.1
Total comprehensive income............                                                                                 266.7
                                         -------     ------      -----      --------    --------      -------       --------
Balance at December 31, 1998..........        --         --         --       1,332.4    1,397.6         123.1        2,853.1

Comprehensive income (loss):
  Net loss............................                                                   (101.0)
  Net change in unrealized loss on
    foreign exchange..................                                                                    0.6
  Net change in unrealized
    appreciation of investments
    Fixed maturities..................                                                                 (249.7)
    Equity securities.................                                                                  (14.0)
Total comprehensive loss..............                                                                                (364.1)
                                         -------     ------      -----      --------    --------      -------       --------
Balance at December 31, 1999..........   $    --     $   --      $  --      $1,332.4    $1,296.6      $(140.0)      $2,489.0
                                         =======     ======      =====      ========    ========      =======       ========

          See accompanying notes to consolidated financial statements.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                             (DOLLARS IN MILLIONS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $  (101.0)  $   226.0   $   221.4
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Decrease in accrued investment income...................        1.9         8.5        11.3
    Decrease (increase) in premiums and other receivables...      134.3      (231.9)     (167.6)
    Decrease (increase) in deferred policy acquisition
     costs..................................................       33.2        (1.0)      (19.8)
    Increase (decrease) in insurance reserves...............      977.8      (124.6)      280.4
    Increase (decrease) in current and deferred federal and
     foreign income tax assets and liabilities..............     (154.8)       (5.0)      (57.5)
    Change in other assets and liabilities..................     (863.5)      371.9        96.4
    Depreciation expense on property and equipment..........       10.0         7.2         8.4
    Write-down of property and equipment....................         --          --        38.2
    Net realized capital gains..............................      (82.9)      (92.8)      (87.7)
    Change in other, net....................................        6.5        44.4        42.6
                                                              ---------   ---------   ---------
      Net cash provided by (used in) operating activities...      (38.5)      202.7       366.1
                                                              ---------   ---------   ---------
  CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments available for sale
    Purchases...............................................   (3,262.8)   (7,130.2)   (5,173.3)
    Maturities..............................................      321.0       429.7       606.5
    Sales...................................................    3,321.3     6,164.7     4,266.6
  Other investments
    Purchases...............................................      (23.0)      (12.6)       (3.0)
    Sales...................................................       16.0         0.1         1.9
  Costs of additions to property and equipment..............      (10.7)      (18.2)      (23.1)
                                                              ---------   ---------   ---------
      Net cash provided by (used in) investing activities...      361.8      (566.5)     (324.4)
                                                              ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividend to common stockholders...........................         --          --        (0.4)
  Loan from parent company..................................         --          --       (35.9)
  Capital contribution from parent company..................         --          --        85.0
                                                              ---------   ---------   ---------
      Net cash provided by financing activities.............         --          --        48.7
                                                              ---------   ---------   ---------
  Effect of exchange rate changes on cash and cash
    equivalents.............................................       (0.7)       (2.9)       (1.9)
                                                              ---------   ---------   ---------
      Net increase (decrease) in cash and cash
       equivalents..........................................      322.6      (366.7)       88.5
  Cash and cash equivalents, beginning of period............      274.9       641.6       553.1
                                                              ---------   ---------   ---------
  Cash & cash equivalents, end of period....................      597.5   $   274.9   $   641.6
                                                              =========   =========   =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Income taxes paid (refunded), net.........................  $   (11.3)  $   (59.3)  $    29.3
  Interest paid and distributions on preferred securities of
    subsidiary trust........................................  $    62.1   $    62.4   $    63.0

          See accompanying notes to consolidated financial statements.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

1. NATURE OF OPERATIONS

    American Re Corporation (the "Company" or "American Re") primarily acts as the holding company for American Re-Insurance Company ("American Re-Insurance"). American Re-Insurance underwrites property and casualty reinsurance on a direct basis in both the domestic and international markets. To assist in its reinsurance business, American Re operates primarily in the alternative market through a primary insurance company, American Alternative Insurance Corporation ("American Alternative"). (American Re-Insurance, American Alternative and The Princeton Excess and Surplus Lines Insurance Company together are the "reinsurance/insurance subsidiaries.") American Re conducts its business through 14 domestic and 16 international offices.

    The Company is a wholly owned subsidiary of Munchener
Ruckversicherungs-Gesellschaft Aktiengesellschaft in Munchen ("Munich Re"), a company organized under the laws of Germany.

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

B. APPLICATION OF NEW ACCOUNTING STANDARDS

    ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    In June 1998, the FASB issued Financial Accounting Standard No. 133 ("FAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." FAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. FAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Currently, the Company does not expect the adoption of FAS No. 133 to have a material impact on its consolidated financial statements.

    DEPOSIT ACCOUNTING

    In October 1998, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position No. 98-7 ("SOP No. 98-7"), "Deposit Accounting:
Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk." SOP No. 98-7 provides guidance on how to apply the deposit method of accounting when it is required for insurance and reinsurance contracts that do not transfer insurance risk. This SOP is effective for fiscal years beginning after June 15, 1999. The Company

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) does not expect the application of SOP No. 98-7 to have a material impact on its consolidated financial statements.

    CODIFICATION OF STATUTORY ACCOUNTING PRINCIPLES

    In 1999, the National Association of Insurance Commissioners ("NAIC") adopted the Accounting Practices Manual, which includes Statements of Statutory Accounting Principles. The codification of Statutory Accounting Principles, which is effective January 1, 2001, prescribes statutory accounting practices which may differ from individual state "prescribed or permitted" practices. Where there is a difference, individual state "prescribed or permitted" practice will take precedence over codified statutory accounting practices. The Company is currently evaluating the financial statement impact, if any, which may result from the codification of Statutory Accounting Principles.

C. CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include cash on hand, money market instruments and other debt issues purchased with a maturity of ninety days or less when purchased.

D. INVESTMENTS

    All debt and equity securities are classified as available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reflected in stockholder's equity as a component of other comprehensive income, net of related income taxes. Realized gains and losses on the sale or maturity of investments are determined on the basis of the specific identification method and are included in net income. Purchases and sales are recorded on a trade date basis.

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

F. DEFERRED FINANCING FEES

    Financing, underwriting, attorneys and accountants fees related to the issuance of the Senior Notes (see Note 10), the Cumulative Quarterly Income Preferred Securities (see Note 11), and the senior bank

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) debt (see Note 9) have been deferred. Such costs are being amortized over the remainder of their respective lives, using the interest-rate method.

    The amortization of deferred financing fees was $0.3, $0.3 and $1.9 for the years ended December 31, 1999, 1998, and 1997, respectively.

G. PROPERTY AND EQUIPMENT

    The Company uses straight-line depreciation for all of its depreciable assets, with the useful lives varying depending on the type of asset. Accumulated depreciation was $63.0 and $55.1 at December 31, 1999, and 1998, respectively.

H. GOODWILL

    Goodwill represents the cost in excess of net assets required for the acquisitions of American Re-Insurance in 1992 and the minority interests in Munich American Reinsurance Company ("MARC") (See Note 14) in 1997. The goodwill, which is amortized over 40 years, was $251.3 and $258.3 at December 31, 1999 and 1998, respectively. The amortization of goodwill was $7.0, $7.0 and $4.7 for each of the years ended December 31, 1999, 1998, and 1997, respectively.

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

I. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

    The reserve for losses and loss adjustment expenses ("LAE") is based upon reports received from other insurers supplemented with the Company's own case reserve estimates provided by the Company's claims department. Loss and LAE reserves also include estimates of incurred but not reported losses based on past experience modified for current trends, and estimates of expenses for investigating and settling claims, reduced for anticipated salvage and subrogation. Generally, it is the Company's policy to discount all workers' compensation claims on reported and unreported losses to present value using an interest rate of 4.5%. Such discount resulted in a reduction in gross loss reserves of approximately $670.4 and $645.0 at December 31, 1999, and 1998, respectively.

    Management believes that the reserves for losses and LAE as of December 31, 1999 are adequate to cover the ultimate gross cost of losses and LAE incurred through December 31, 1999. The reserves are based on estimates of losses and LAE incurred and, therefore, the amount ultimately paid may be more or less than such estimates. The inherent uncertainties of estimating loss reserves are exacerbated for reinsurers by the significant periods of time that often elapse between the occurrence of an insured loss, the reporting of the loss to the primary insurer and, ultimately, to the reinsurer, and the primary insurer's payment of that loss and subsequent indemnification by the reinsurer. As a consequence, actual losses and LAE paid may deviate, perhaps substantially, from estimates reflected in the reinsurance/insurance companies' reserves in their financial statements. Any adjustments of these estimates or differences between estimates and amounts subsequently paid or collected are reflected in income as they occur.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
J. REINSURANCE RECOVERABLES ON UNPAID LOSSES

    Reinsurance recoverables on unpaid losses were $2,889.3 and $2,269.2 at December 31, 1999, and 1998, respectively. These recoverables were based upon the application of estimates of unpaid loss and LAE reserves in conjunction with terms specified under individual retrocessional contracts. The amounts ultimately collected may be more or less than such estimates. Any adjustments of these estimates or differences between estimates and amounts subsequently collected are reflected in income as they occur.

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

N. FAIR VALUES OF FINANCIAL INSTRUMENTS

    The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the Company's estimates of fair value are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Furthermore, fair value estimates disclosed are based on pertinent information available to the Company at December 31, 1999, and 1998. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) amounts have not been comprehensively revalued for purposes of these financial statements since that date; therefore, current estimates of fair value may differ significantly from the amounts disclosed in the financial statements.

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

    OTHER INVESTED ASSETS. Generally, the carrying amounts of these financial instruments were a reasonable estimate of their fair value.

    WEATHER DERIVATIVES. The value of weather derivatives is determined under an alternative approach model pricing. The determination of this value considers various factors, including: time value and volatility factors underlying the derivatives, including the degree day data received from the National Climatic Data Center used to calculate 10-year averages and 30-year volatility; price activity for equivalent or synthetic instruments in markets located in similar geographic locations; and counterparty credit quality.

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

O. FINANCIAL STATEMENT PRESENTATION

    Certain 1998 and 1997 financial statement presentations have been reclassified to conform with the 1999 presentation.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

3. INVESTMENTS

    Investments in fixed maturities at December 31, were as follows:

                                                                            1999
                                                       ----------------------------------------------
                                                                     GROSS        GROSS
                                                       AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                         COST        GAINS        LOSSES      VALUE
                                                       ---------   ----------   ----------   --------
Bonds available for sale:
  U.S. Treasury securities and obligations of U.S.
    government agencies and corporations.............  $  754.1       $ 2.5       $ 25.8     $  730.8
  Obligations of states and political subdivisions...   2,123.1        10.1         62.9      2,070.3
  Corporate securities...............................   2,484.7         4.6         82.0      2,407.3
  Mortgage backed securities.........................   1,149.7         2.1         45.0      1,106.8
                                                       --------       -----       ------     --------
    Total bonds available for sale...................   6,511.6        19.3        215.7      6,315.2
Preferred stock......................................      84.4         0.2           --         84.6
                                                       --------       -----       ------     --------
    Total fixed maturities...........................  $6,596.0       $19.5       $215.7     $6,399.8
                                                       ========       =====       ======     ========

                                                                            1998
                                                       ----------------------------------------------
                                                                     GROSS        GROSS
                                                       AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                         COST        GAINS        LOSSES      VALUE
                                                       ---------   ----------   ----------   --------
Bonds available for sale:
  U.S. Treasury securities and obligations of U.S.
    government agencies and corporations.............  $  610.0      $ 35.9        $ 0.8     $  645.1
  Obligations of states and political subdivisions...   2,561.1        77.1          1.2      2,637.0
  Corporate securities...............................   2,322.6        60.1          7.4      2,375.3
  Mortgage backed securities.........................   1,194.9        25.8          2.1      1,218.6
                                                       --------      ------        -----     --------
    Total bonds available for sale...................   6,688.6       198.9         11.5      6,876.0
Preferred stock......................................      76.7         0.6           --         77.3
                                                       --------      ------        -----     --------
    Total fixed maturities...........................  $6,765.3      $199.5        $11.5     $6,953.3
                                                       ========      ======        =====     ========

    The amortized cost and fair value of fixed maturities at December 31, 1999, are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be called or prepaid with or without call or prepayment penalties.

                                                                         1999
                                                              ---------------------------
                                                              AMORTIZED COST   FAIR VALUE
                                                              --------------   ----------
Due to mature:
  One year or less..........................................     $  352.8       $  352.6
  After one year through five years.........................      2,138.6        2,108.7
  After five years through ten years........................      2,326.3        2,236.1
  After ten years...........................................        628.6          595.6
  Mortgage backed securities................................      1,149.7        1,106.8
                                                                 --------       --------
    Total fixed maturities..................................     $6,596.0       $6,399.8
                                                                 ========       ========

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

3. INVESTMENTS (CONTINUED)
    Proceeds from sales of investments available for sale and the related gains and losses realized on those sales were as follows:

                                                    YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                   1999       1998       1997
                                                 --------   --------   --------
Proceeds from sales............................  $3,321.3   $6,164.7   $4,266.6
Gross gains realized...........................     154.0      156.8      121.8
Gross losses realized..........................      71.1       64.0       34.1

    Net unrealized appreciation (depreciation) on investments included within accumulated other comprehensive income was as follows:

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                             -------------------
                                                               1999       1998
                                                             --------   --------
Change in unrealized appreciation (depreciation)
  Fixed maturities.........................................  $(384.2)    $ 24.3
  Equity securities........................................    (21.5)      38.6
                                                             -------     ------
    Subtotal...............................................   (405.7)      62.9
Income tax effect..........................................   (142.0)      22.0
                                                             -------     ------
Net change in unrealized appreciation......................   (263.7)      40.9
Balance, beginning of year.................................    158.9      118.0
                                                             -------     ------
Balance, end of year.......................................  $(104.8)    $158.9
                                                             =======     ======

    At December 31, 1999, and 1998, the Company's investments in bonds on a financial statement basis were $6,315.2 or 84.9% and $6,876.0 or 88.1%, respectively, of total investments and cash. The bond portfolio is diversified within various industry segments.

    Bond investment by market sector at December 31, were as follows:

                                                                1999                   1998
                                                        --------------------   --------------------
                                                        AMORTIZED     FAIR     AMORTIZED     FAIR
                                                          COST       VALUE       COST       VALUE
                                                        ---------   --------   ---------   --------
U.S. government.......................................  $  754.1    $  730.8   $  610.0    $  645.1
Foreign government....................................     357.1       349.7      329.5       342.9
State and municipal...................................   2,123.1     2,070.3    2,561.1     2,636.9
Mortgage backed securities............................   1,149.7     1,106.8    1,194.9     1,218.6
Financial.............................................     692.9       666.2      667.8       684.6
Utilities.............................................     117.4       112.1      117.2       119.2
Transportation/capital................................       7.6         6.8       10.7        11.2
Health care...........................................      24.9        22.7       24.9        25.9
Natural resources.....................................      10.2         9.9        3.1         3.1
Other corporate securities............................   1,274.6     1,239.9    1,169.4     1,188.5
                                                        --------    --------   --------    --------
  Total...............................................  $6,511.6    $6,315.2   $6,688.6    $6,876.0
                                                        ========    ========   ========    ========

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

3. INVESTMENTS (CONTINUED)
    Sources of net investment income were as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                      ------------------------------
                                                        1999       1998       1997
                                                      --------   --------   --------
Fixed maturities....................................   $383.6     $392.2     $407.7
Short-term investments..............................     16.8       22.0       21.9
Other...............................................     35.6       28.9       16.3
                                                       ------     ------     ------
    Gross investment income.........................    436.0      443.1      445.9
Investment expenses.................................    (20.9)     (25.6)     (18.4)
                                                       ------     ------     ------
    Net investment income...........................   $415.1     $417.5     $427.5
                                                       ======     ======     ======

    Net realized capital investment gains (losses) were as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1999       1998       1997
                                                       --------   --------   --------
Fixed maturities.....................................   $ (3.8)    $102.3     $21.4
Equity securities....................................     87.9       (3.8)     67.9
Other................................................     (1.2)      (5.7)     (1.6)
                                                        ------     ------     -----
    Net capital gains................................   $ 82.9     $ 92.8     $87.7
                                                        ======     ======     =====

    At December 31, 1999, and 1998, securities in the amount of $493.5 and $408.5 (par value), respectively, were on deposit with governmental authorities as required by law.

4. ACCUMULATED OTHER COMPREHENSIVE INCOME

    The components of accumulated other comprehensive income (loss) are as follows:

                                            NET UNREALIZED
                                             APPRECIATION    NET UNREALIZED
                                            (DEPRECIATION)   LOSS ON FOREIGN
                                            OF INVESTMENTS      EXCHANGE        TOTAL
                                            --------------   ---------------   --------
Balance at December 31, 1997..............     $ 118.0           $(35.6)       $  82.4
  Period change...........................       155.7             (0.3)         155.4
      Tax effect..........................       (54.5)             0.1          (54.4)
  Reclassification adjustment for
    gain/loss included in net income......       (92.8)              --          (92.8)
      Tax effect..........................        32.5               --           32.5
                                               -------           ------        -------
Balance at December 31, 1998..............     $ 158.9           $(35.8)       $ 123.1
  Period change...........................      (322.8)             0.9         (321.9)
      Tax effect..........................       113.0             (0.3)         112.7
  Reclassification adjustment for
    gain/loss included in net income......       (82.9)              --          (82.9)
      Tax effect..........................        29.0               --           29.0
                                               -------           ------        -------
Balance at December 31, 1999..............     $(104.8)          $(35.2)       $(140.0)
                                               =======           ======        =======

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

5. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

    The reconciliation of loss and loss adjustment expense reserves for the years ended December 31, 1999, 1998, and 1997 is shown below:

                                                    YEAR ENDED DECEMBER 31,
                                               ---------------------------------
                                                 1999        1998        1997
                                               ---------   ---------   ---------
Loss and LAE reserves at beginning of
  period.....................................  $ 7,334.1   $ 7,469.3   $ 7,178.3
Reinsurance recoverables on unpaid losses....   (2,269.2)   (2,366.5)   (2,329.6)
                                               ---------   ---------   ---------
Net reserves at beginning of period..........    5,064.9     5,102.8     4,848.7
Net incurred related to:
  Current period.............................    2,084.0     1,620.4     1,642.1
  Prior periods..............................      570.4        62.0        74.2
                                               ---------   ---------   ---------
    Total net incurred.......................    2,654.4     1,682.4     1,716.3
Net paid related to:
  Current period.............................      253.6       207.2       167.5
  Prior periods..............................    1,986.0     1,513.1     1,294.7
                                               ---------   ---------   ---------
    Total net paid...........................    2,239.6     1,720.3     1,462.2
                                               ---------   ---------   ---------
Net reserves at end of period................    5,479.7     5,064.9     5,102.8
Reinsurance recoverables on unpaid losses....   (2,889.3)   (2,269.2)   (2,366.5)
                                               ---------   ---------   ---------
Loss and LAE reserves at end of period.......  $ 8,369.0   $ 7,334.1   $ 7,469.3
                                               =========   =========   =========

    As a result of changes in estimates of insured events in prior years, the losses and LAE incurred (net of reinsurance recoveries of $1,024.2, $252.1 and $373.0 for the years ended December 31, 1999, 1998, and 1997, respectively) increased by $570.4 in 1999, $62.0 in 1998, and $74.2 in 1997. The increase during 1999 is primarily due to increased losses in recent accident years to reflect adverse market conditions, in addition to an increase in the Company's loss reserves associated with asbestos and environmental-related claims. (See
Note 15).

6. REINSURANCE

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

    Although reinsurance agreements contractually obligate the Company's reinsurers to reimburse it for the agreed-upon portion of its gross paid losses, they do not discharge the primary liability of the

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

6. REINSURANCE (CONTINUED)
Company. The income statement amounts for premiums written, premiums earned and losses and loss adjustment expenses are net of reinsurance. Direct, assumed, ceded and net amounts for these items are as follows:

                                                    YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                   1999       1998       1997
                                                 --------   --------   --------
Premiums written
  Direct.......................................  $  277.6   $  208.6   $  146.0
  Assumed......................................   3,259.5    2,908.9    2,935.1
  Ceded........................................    (631.4)    (710.7)    (583.4)
                                                 --------   --------   --------
  Net..........................................   2,905.7    2,406.8    2,497.7
                                                 ========   ========   ========
Premiums earned
  Direct.......................................     263.5      194.1      119.0
  Assumed......................................   3,325.0    2,914.8    3,003.5
  Ceded........................................    (661.0)    (690.0)    (636.4)
                                                 --------   --------   --------
  Net..........................................   2,927.5    2,418.9    2,486.1
                                                 ========   ========   ========
Losses incurred
  Direct.......................................     266.4      136.4       56.9
  Assumed......................................   3,412.2    1,798.1    2,032.4
  Ceded........................................  (1,024.2)    (252.1)    (373.0)
                                                 --------   --------   --------
  Net..........................................  $$2,654.4  $1,682.4   $1,716.3
                                                 ========   ========   ========

    The Company maintains an allowance for doubtful accounts for amounts due from companies in receivership or believed to be in financial difficulty. The total allowance reflected in both reinsurance recoverables on paid and unpaid losses, and premiums and other receivables was $104.0 and $79.6 at December 31, 1999 and 1998, respectively. There can be no assurance future charges for uncollectible reinsurance will not materially adversely affect results of operations in any future period, although any such charges would not be expected to have a material adverse effect on the Company's liquidity or financial condition.

    National Indemnity Company (which had an A.M. Best rating of "A++" at December 31, 1999), a subsidiary of Berkshire Hathaway, Inc., accounted for approximately 17.5% and 23.5% of the reinsurance recoverables on paid and unpaid losses at December 31, 1999, and 1998, respectively. Munich Re (which had an A.M. Best rating of "A++" at December 31, 1999) accounted for approximately 16.9% and 9.6% of the reinsurance recoverables on paid and unpaid losses at December 31, 1999, and 1998, respectively. Travelers Property Casualty Corp. (which had an A.M. Best rating of "A+" at December 31, 1999), accounted for approximately 13.3% and 7.2% of the reinsurance recoverables on paid and unpaid losses at December 31, 1999, and 1998, respectively.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

7. FEDERAL AND FOREIGN INCOME TAXES

    The net deferred tax asset recorded at December 31, 1999, and 1998, represents the net temporary differences between the tax bases of assets and liabilities and their amounts for financial reporting. The components of the net deferred tax asset, based on a tax rate of 35% at December 31, were as follows:

                                                                1999       1998
                                                              --------   --------
Loss reserves...............................................   $369.2     $323.6
Deferred compensation.......................................     85.5       54.7
Unearned premiums...........................................     77.2       78.8
Investment losses...........................................     59.7         --
Alternative minimum tax ("AMT") credit carryforward.........     55.5        7.2
Other deferred tax assets...................................     23.6         --
                                                               ------     ------
  Deferred tax asset........................................    670.7      464.3
                                                               ------     ------
Deferred policy acquisition costs...........................    113.7      125.2
Reinsurance recoverable on paid and unpaid losses...........    107.4      100.1
Investment gains............................................       --       73.8
Other deferred liabilities..................................     73.6       22.6
                                                               ------     ------
  Deferred tax liability....................................    294.7      321.7
                                                               ------     ------
Net deferred tax asset......................................   $376.0     $142.6
                                                               ======     ======

    A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. At December 31, 1999, the Company believes it is more likely than not that the deferred tax asset is fully realizable. Realization of the net deferred tax asset is dependent on generating sufficient taxable income in future periods. The amount of the deferred tax asset considered realizable could be reduced, however, if estimates of future taxable income are reduced.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

7. FEDERAL AND FOREIGN INCOME TAXES (CONTINUED)
    Income tax expense (benefit) was as follows:

                                                               YEAR ENDED DECEMBER 31, 1999
                                                              ------------------------------
                                                              CURRENT    DEFERRED    TOTAL
                                                              --------   --------   --------
Income-federal and foreign tax expense (benefit)............  $ (24.7)    $(94.4)   $(119.1)
Federal tax expense (benefit) on net realized capital
  gains.....................................................     29.9       (0.9)      29.0
                                                              -------     ------    -------
    Total federal and foreign tax expense...................  $   5.2     $(95.3)   $ (90.1)
                                                              =======     ======    =======

                                                               YEAR ENDED DECEMBER 31, 1998
                                                              ------------------------------
                                                              CURRENT    DEFERRED    TOTAL
                                                              --------   --------   --------
Income-federal and foreign tax expense......................  $  23.0     $ 26.9    $  49.9
Federal tax expense (benefit) on net realized capital
  gains.....................................................     40.6       (8.1)      32.5
                                                              -------     ------    -------
    Total federal and foreign tax expense...................  $  63.6     $ 18.8    $  82.4
                                                              =======     ======    =======

                                                               YEAR ENDED DECEMBER 31, 1997
                                                              ------------------------------
                                                              CURRENT    DEFERRED    TOTAL
                                                              --------   --------   --------
Income-federal and foreign tax expense (benefit)............  $  19.8     $(49.1)   $ (29.3)
Federal tax expense (benefit) on net realized capital
  gains.....................................................     32.6       (6.7)      25.9
                                                              -------     ------    -------
    Total federal and foreign tax expense (benefit).........  $  52.4     $(55.8)   $  (3.4)
                                                              =======     ======    =======

    Reconciliations of the differences between income taxes computed at the federal statutory tax rate and consolidated provisions for income taxes were as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Income (loss) before taxes..................................  $(178.0)    $321.5     $224.3
Income tax rate.............................................       35%        35%        35%
                                                              -------     ------     ------
Tax expense at federal statutory income tax rate............    (62.3)     112.5       78.5
Tax effect of:
Tax-exempt investment income................................    (32.6)     (31.0)     (20.7)
Goodwill....................................................      2.5        2.5        1.6
Reversal of the valuation allowance--U. S. Branch...........       --         --      (37.7)
Net operating loss utilization--U.S. Branch.................       --         --      (24.4)
Other, net..................................................      2.3       (1.6)      (0.7)
                                                              -------     ------     ------
Federal and foreign income tax expense (benefit)............  $ (90.1)    $ 82.4     $ (3.4)
                                                              =======     ======     ======

    As a result of the Redomestication (see Note 14), certain deferred tax assets of the U.S Branch associated with the operations of the Branch were transferred to the Company. These deferred tax assets had been reduced by a valuation allowance on the books of the U.S. Branch. The Company was not subject to a valuation allowance on these deferred tax assets after the transfer and was thus able to recognize a tax benefit of $62.1 in 1997.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

8. BENEFIT PLANS

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

    The following table provides a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the years ended December 31, 1999 and 1998, and a statement of the funded status at December 31:

                                                               PENSION BENEFITS       OTHER BENEFITS
                                                              -------------------   -------------------
                                                                1999       1998       1999       1998
                                                              --------   --------   --------   --------
RECONCILIATION OF BENEFIT OBLIGATION
Obligation at January 1.....................................   $194.2     $159.5     $ 31.3     $ 25.8
  Service cost..............................................     14.9       11.6        2.8        2.1
  Interest cost.............................................     12.7       10.8        2.1        1.7
  Plan amendments...........................................       --         --       (0.2)        --
  Actuarial (gain) loss.....................................    (34.9)      18.8       (6.1)       1.7
  Benefit payments..........................................     (5.7)      (6.5)        --         --
                                                               ------     ------     ------     ------
Obligation at December 31...................................   $181.2     $194.2     $ 29.9     $ 31.3
                                                               ------     ------     ------     ------
RECONCILIATION OF FAIR VALUE OF PLAN ASSETS
Fair value of plan assets at January 1......................   $114.6     $109.1     $   --     $   --
  Actual return on plan assets..............................     13.7       12.0         --         --
  Employer contributions....................................       --         --        0.5        0.4
  Benefit payments..........................................     (5.6)      (6.5)      (0.5)      (0.4)
                                                               ------     ------     ------     ------
Fair value of plan assets at December 31....................   $122.7     $114.6     $   --     $   --
                                                               ------     ------     ------     ------
FUNDED STATUS
Funded status at December 31................................   $(58.5)    $(79.5)    $(29.9)    $(31.3)
Unrecognized prior service cost.............................      0.8        0.9        2.4        2.8
Unrecognized (gain) loss....................................     (7.7)      31.0       (1.4)       4.3
                                                               ------     ------     ------     ------
Net amount recognized in other liabilities..................   $(65.4)    $(47.6)    $(28.9)    $(24.2)
                                                               ======     ======     ======     ======

    The Company's nonqualified pension plan was the only pension plan with an accumulated benefit obligation in excess of plan assets. The plan's accumulated benefit obligation was $11.0 and $8.8 at December 31, 1999 and 1998, respectively. There are no plan assets in the nonqualified plan due to the nature of the plan. The Company's plans for post retirement benefits other than pensions also have no plan assets. The aggregate benefit obligation for those plans is $29.9 and $31.3 at December 31, 1999 and 1998, respectively.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

8. BENEFIT PLANS (CONTINUED)
    Net periodic benefit cost for the years ended December 31, included the following components:

                                                                   PENSION BENEFITS                     OTHER BENEFITS
                                                            ------------------------------      ------------------------------
                                                              1999       1998       1997          1999       1998       1997
                                                            --------   --------   --------      --------   --------   --------
Service cost..............................................   $14.9      $11.6      $ 9.6          $2.8       $2.1       $1.5
Interest cost.............................................    12.7       10.8        9.5           2.1        1.7        1.4
Expected return on plan assets............................   (10.8)      (9.7)      (8.6)           --         --         --
Amortization of prior service cost........................     0.1        0.1         --           0.2        0.2        0.1
Amortization of net loss..................................     1.0        0.1         --           0.1         --         --
                                                             -----      -----      -----          ----       ----       ----
  Net periodic benefit cost...............................   $17.9      $12.9      $10.5          $5.2       $4.0       $3.0
                                                             =====      =====      =====          ====       ====       ====

    The prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

    The assumptions used in the measurement of the Company's benefit obligation are shown in the following table:

                                                             PENSION BENEFITS                           OTHER BENEFITS
                                                   ------------------------------------      ------------------------------------
                                                     1999          1998          1997          1999          1998          1997
                                                   --------      --------      --------      --------      --------      --------
Discount rate................................        7.5%          6.5%          7.0%          7.5%          6.5%          7.0%
Expected return on plan assets...............        9.5%          9.0%          9.0%          N/A           N/A           N/A
Rate of compensation expense.................        5.5%          5.5%          5.5%          N/A           N/A           N/A

    For measurement purposes, a 7.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000. The rate was assumed to decrease gradually over 17 years, to a rate of 5.0% and remain at that level thereafter.

    Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

                                                              1% INCREASE   1% DECREASE
                                                              -----------   -----------
Effect on total of service and interest cost components of
  net periodic postretirement health care benefit cost......      $1.2         $(0.9)
Effect on the health care component of the accumulated
  postretirement benefit obligation.........................      $6.8         $(5.4)

    Substantially all employees are eligible to participate in a savings plan under which designated contributions, which are invested in various investment programs, are matched, up to 5% of compensation, by the Company. The costs of the Company's matching contributions were $5.3, $5.0, and $5.0 for the years ended December 31, 1999, 1998, and 1997, respectively.

    Key employees are eligible for plans that provide compensation incentives based upon operating results and that reward specific individuals for performance and contribution to the success of the Company. Charges to operations for such incentives were $17.1, $21.6 and $23.4 for the years ended December 31, 1999, 1998, and 1997, respectively.

    American Re-Insurance has Employment Agreements (the "Agreements"), with Messrs. Noonan, Abdallah, Beer, and Burgess pursuant to which each such executive has agreed to serve in his position

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

8. BENEFIT PLANS (CONTINUED)
indicated in the Summary Compensation Table for a period of five years and the Company agreed to provide certain compensation and severance benefits as provided therein. Under the Agreements, each executive's cash compensation, which consists of the executive's annual rate of base salary and the annual incentive compensation award or such other bonus payment, is determined by American Re-Insurance from time to time, but shall not be less than a minimum guaranteed amount equal to the executive's annual rate of pay in effect as of April 15, 1998 plus the bonus amount paid to such executive for the 1997 calendar year. To the extent the bonus amounts set forth in the Summary Compensation Table for any of such persons are less than they would have been entitled to under their Agreements for 1999, such executives voluntarily waived the contractual amount for 1999.

    Under the Agreements, American Re-Insurance has also agreed to pay a severance benefit to such executive if the executive's employment with American Re-Insurance or an affiliate is terminated during the term of the Agreement by the Company not for "Cause" or by the executive upon a "Constructive Discharge" (as such terms are defined in the Agreements). Upon either such termination, the executive would be entitled to receive, for a period commencing on the date of termination and ending on the earlier of the second anniversary thereof or the date of the executive's reemployment, severance benefits consisting of
(i) continued salary and bonus (based on the salary in effect on the date of termination and the most recent bonus paid); (ii) amounts under the Company's Long Term Incentive Plan equal to the payments the executive would otherwise have been entitled to receive had the executive remained employed for the entire performance cycle, prorated based on the number of months the executive was employed during the performance period; and (iii) continued participation in all other benefit programs available from the Company as in effect as of the date of termination.

    During the employment period and any severance period and, in the event the executive is terminated by American Re-Insurance for Cause or by the executive other than by reason of Constructive Discharge, for an additional period of six months following the date of termination, the executive is subject to a covenant not to compete with American Re-Insurance or any affiliate thereof.

    At the time of the acquisition by Munich Re, the Company established the Senior Executive Deferred Compensation Plan. Participants in the plan were provided the opportunity to defer, for five years, up to 100% of the option proceeds which they otherwise were eligible to receive from the cancellation of their options in accordance with the terms of the acquisition. Participants elected to defer an aggregate of $79.9 of option proceeds which the Company used to establish and fund a trust, the assets of which will be dedicated to the payment of such future obligations in the absence of insolvency by the Company. At the direction of the participants, the trust proceeds were invested by the Company in one or more of two index-related investment vehicles and a fixed rate investment vehicle. In addition thereto, participants are eligible to receive an additional return from the Company in the amount of 5% of the participant's original deferred principal provided certain conditions are met. At
December 31, 1999, and 1998, the Company's consolidated balance sheets reflected $115.2 and $126.5, respectively, of deferred option proceeds, which is reflected in other liabilities.

9. SENIOR BANK DEBT

    In 1995, the Company borrowed $75.0 from Bank of America, N.A., in anticipation and as part of a new unsecured bank revolving credit agreement established on January 29, 1996, which allows the Company to borrow an aggregate amount up to $150.0. Outstanding amounts under the revolving credit

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

9. SENIOR BANK DEBT (CONTINUED)

agreement bear interest, at the election of the Company, currently at (i) the Bank of America Base Rate (that is a fluctuating rate equal to the greater of
(x) Bank of America's announced rate of interest, identified as its "reference rate" or (y) the sum of the federal funds rate plus 0.5%), (ii) a Eurodollar reserve adjusted InterBank Offered Rate ("IBOR"), or (iii) a competitive bid rate as determined by the participating banks. Any amount not paid when due will bear interest at a rate of 2.00% in excess of the rate otherwise applicable. The revolving credit agreement has a term of five years and, except with respect to amounts outstanding under IBOR or bid loans, may be prepaid at any time at the option of the Company. The revolving credit agreement contains certain covenants relating to, among other things, restrictions on debt, liens, disposition of assets, consolidations, mergers, use of proceeds, changes in business and minimum statutory surplus. At December 31, 1999 and 1998, $75.0 remained outstanding under the bank revolving credit agreement.

    In 1998, the Company guaranteed the repayment of principle, interest and other fees and expenses under a Bank Credit Agreement between American Re Capital Markets, Inc., a wholly owned subsidiary of the Company ("ARCM") and Bank of America, N.A. The agreement currently permits ARCM to borrow funds or obtain letters of credit in an aggregate amount up to $50.0.

    ARCM shall use the proceeds of these loans and the letters of credit to cover losses incurred under weather-related and other derivatives contracts, to support certain of it obligations under such derivatives contracts and for other general corporate purposes. At December 31, 1999 ARCM had no outstanding indebtedness under the agreement.

10. SENIOR NOTES

    In December 1996, the Company sold $500.0 aggregate principal amount of its Senior Notes due December 15, 2026 (the "Notes"). The Notes bear interest at a rate of 7.45% annually, payable on June 15 and December 15 each year. The offering price of the notes was 99.687% of the aggregate principal amount, resulting in a yield to maturity of 7.476%.

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

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

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

12. CAPITAL AND SURPLUS AND STOCKHOLDER DIVIDEND RESTRICTIONS

    Statutory surplus for the reinsurance/insurance subsidiaries on a combined basis at December 31, 1999, and 1998, were $2,166.0 and $2,631.1, respectively. Statutory net income (loss) for the years ended December 31, 1999, 1998, and 1997, on a combined basis was $(183.3), $319.9 and $196.7, respectively. Dividends declared and paid by American Re-Insurance to the Company were $260.8, $35.0 and $105.0 in 1999, 1998, and 1997, respectively.

    The Company is dependent upon dividends received from its reinsurance/insurance subsidiaries to meet its debt and other obligations. Dividend payments by the reinsurance/insurance subsidiaries are restricted by the insurance laws of the State of Delaware. At December 31, 1999, American Re-Insurance could declare dividends of approximately $214.6 during 2000 without approval of the Commissioner of Insurance of the State of Delaware.

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

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

13. PERMITTED STATUTORY ACCOUNTING PRACTICES (CONTINUED)
    American Re-Insurance received written approval from the Insurance Department of the State of Delaware to discount all workers' compensation reserves for losses at a rate of 4.5% for statutory accounting purposes. Delaware statutes allow discounting of certain types of reserves at various discount rates.

14. MERGER OF MARC AND THE U.S. BRANCH

    On July 1, 1997, American Re and Munich Re, completed the merger of MARC into American Re-Insurance. Prior to this transaction, MARC was owned 27.5% by Munich Re, 22.5% by Munich Re's U.S. Branch (the "U.S. Branch"), 40% by Allianz Aktiengesellschaft ("Allianz"), and 10% by VICTORIA Versicherung AG ("VICTORIA"). This transaction was effected by exchanging 100% of the common shares of MARC for 25.92804 newly issued shares of the Company. On July 2, 1997, the U.S. Branch exchanged its newly acquired shares of the Company with Munich Re for cash in the amount of $85.0 million. This amount approximated the statutory accounting value of the U.S. Branch's ownership in MARC at the time of the Merger. On July 3, 1997, Munich Re contributed the insurance-related assets and liabilities of the U.S. Branch to American Re-Insurance in exchange for
23.56908 additional shares of the Company ("the Redomestication"). As a result of these transactions (collectively, the "Merger"), the shares of common stock held by Allianz and VICTORIA represented minority interests in the Company's common stock equal to less than 9% on an aggregate basis. Munich Re has subsequently acquired the shares of common stock owned by VICTORIA and Allianz, bringing its ownership interest to 100.0%.

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

                                                                SIX-MONTH
                                                              PERIOD ENDED
                                                              JUNE 30, 1997
                                                              -------------
Revenue:
  American Re...............................................    $1,094.1
  MARC / U.S. Branch........................................       517.0
                                                                --------
    Total...................................................    $1,611.1
                                                                ========
Net income:
  American Re...............................................    $   22.3
  MARC / U.S. Branch........................................        63.5
                                                                --------
    Total...................................................    $   85.8
                                                                ========

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

14. MERGER OF MARC AND THE U.S. BRANCH (CONTINUED)
    The purchase of the 50% minority interest in the ownership of MARC was based upon a purchase price of $425.0, as agreed upon by all parties. The non-cash transaction was accounted for as follows:

Purchase price: Consideration given as newly issued shares
  of
  American Re...............................................   $425.0
Less: Book value of minority interest at July 1, 1997.......    240.2
                                                               ------
Excess of purchase price over net assets acquired...........   $184.8
                                                               ======

    The excess of the purchase price of the net assets acquired was allocated entirely to goodwill, which is included in the "Other assets" classification in the Consolidated Balance Sheets (see Note 2H).

    During 1997, the Company incurred one-time Merger-related charges, including the following:

                                                              MARC/U.S.
                                                AMERICAN RE    BRANCH      TOTAL
                                                -----------   ---------   --------
Severance and other personnel related
  charges.....................................     $ 8.9        $65.7      $ 74.6
Write-down of data processing equipment.......      22.7         15.5        38.2
Sale leaseback write-down.....................      13.3           --        13.3
                                                   -----        -----      ------
                                                   $44.9        $81.2      $126.1
                                                   =====        =====      ======

15. COMMITMENTS AND CONTINGENT LIABILITIES

A. DERIVATIVES AND OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

FINANCIAL GUARANTEES

    In 1998, the Company recommenced writing financial guarantee programs on a limited basis. In addition, the Company has principal and interest guarantees outstanding from programs written prior to December 31, 1996. The aggregate principal and interest amounts of these guarantees outstanding were $593.7 and $153.9 at December 31, 1999 and 1998, respectively. The aggregate principal and interest amount reflects the Company's extent of involvement in financial guarantees.

DERIVATIVES

    American Re Capital Markets, Inc., a subsidiary of the Company ("ARCM"), has been engaged primarily in the weather derivative business, which exposes the Company to losses/gains based on movements in tempertaure at certain U.S. weather stations. At December 31, 1999, ARCM had entered into 78 such weather derivative contracts with a notional value of $139.3. At December 31, 1999, the maximum payment amount of such contracts was $85.7, and the maximum receivable amount was $111.4.

    In November 1999, ARCM entered into certain index-based catastrophe related swaps ("catastrophe swaps") with Gold Eagle Capital Limited, a special purpose Bermuda company ("Gold Eagle"). Under the terms of the catastrophe swaps, ARCM may receive approximately $182 of potential payments from Gold Eagle in the event of three types of certain catastrophic events: California earthquakes, Midwest earthquakes, or Eastern and Gulf Coast windstorms, all as specifically defined under the Catastrophe Swaps

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

15. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)
("Catastrophes"). Payment amounts under the catastrophe swaps will be determined based upon an index of modeled insurance industry losses from Catastrophes as calculated by Risk Management Solutions, Inc. American Re Securities Corporation, a subsidiary of the Company, acted as placement agent for Gold Eagle in the placement of catastrophe related securities, called Modeled Index Linked Securities-SM- (ModILS-SM-), intended to collateralize any potential payments by Gold Eagle to ARCM under the catastrophe swaps.

    The Company adjusts the catastrophe swaps to fair value using a model pricing based upon interest rate spreads above comparable U.S. Treasury investments, applied to the notional value outstanding of $182.1. The fair value adjustment at December 31, 1999 was $0.6.

B. RELATED PARTY TRANSACTIONS

    Gross premiums assumed from Munich Re and its affiliated companies were $48.4, $10.5, and nil for the years ended December 31, 1999, 1998, and 1997, respectively. Munich Re and its affiliated companies also participate on several of the Company's existing retrocessional programs. Total premiums ceded to Munich Re and its affiliated companies relating to such programs were approximately $159.2, $174.4 and $97.0 for the years ended December 31, 1999, 1998, and 1997, respectively. Total losses and LAE ceded to Munich Re and its affiliated companies were $252.8 and $(12.9) for the years ended December 31, 1999, and 1998, respectively. Total insurance reserves outstanding with Munich Re and its affiliated companies were $493.2 and $256.7 at December 31, 1999 and 1998, respectively.

    Munich Re Capital Management, an affiliated registered investment advisor, is responsible for the management of the fixed income portion of the Company's investment portfolio. Fees paid to Munich Re Capital Management were $2.6, $2.1, and $1.6 for the years ended December 31, 1999, 1998, and 1997, respectively.

C. LEASES

    The Company has operating leases for certain of its furniture, fixtures, and computer equipment, and office space used by its branch office and subsidiary locations. Lease expense was $22.8, $20.3, and $23.2, for the years ended December 31, 1999, 1998, and 1997. Future net minimum payments under non-cancelable leases at December 31, 1999, were estimated to be as follows:

                                                                             2005 and
        2000               2001         2002         2003         2004      thereafter
---------------------   ----------   ----------   ----------   ----------   ----------
     $19.3                $16.1        $14.0        $10.1         $3.4         $6.0
     ----------         ----------   ----------   ----------   ----------   ----------

D. ASBESTOS, ENVIRONMENTAL-RELATED AND OTHER LATENT LIABILITY CLAIMS

    Since the early 1980s, American Re's underwriting results have been adversely affected by claims developing from asbestos, environmental-related and other latent liability coverage exposures ("latent liability exposures"). During this period, reserves established by American Re for latent liability exposures necessarily reflected the uncertainty inherent in estimating the ultimate future claim amounts arising from these types of exposures and the lack of credible actuarial methods to measure and quantify these

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

15. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED) exposures. The Company's difficulty in accurately quantifying these exposures was attributable to the need for latent liability exposures to be first quantified by the insured party and then the primary insurer before the information was made available to the reinsurer.

    During 1999, the Company undertook a study to reevaluate its reserves for latent liability exposures. This was a result of the Company's assessment of its reported claims activity, which reflected continued emergence of newly reported claims in each of these areas and recent insurance industry efforts to accelerate the settlement of outstanding latent liability claims. Each of the Company's related exposures was evaluated individually to determine its expected ultimate liability for losses and LAE. As a result of this reevaluation, during the fourth quarter of 1999, the Company increased its gross incurred but not reported ("IBNR") loss reserves for latent liability exposures.

    The Company had latent liability exposure loss reserves as follows at December 31:

                                                    1999                  1998
                                             -------------------   -------------------
                                              GROSS       NET       GROSS       NET
                                             --------   --------   --------   --------
Asbestos...................................  $  786.6    $470.9     $399.9     $258.5
Environmental-related and other latent
  liability................................     646.2     466.7      237.3      150.1
                                             --------    ------     ------     ------
  Total....................................  $1,432.8     937.6     $637.2     $408.6
                                             ========    ======     ======     ======

    Loss reserves for latent liability exposures at December 31, 1999, and 1998, represent best estimates drawn from a range of possible outcomes based on currently known facts, projected forward using assumptions and methodologies considered reasonable. Notwithstanding these loss reserves, there can be no assurance that future losses resulting from these exposures will not materially adversely affect future earnings.

E. LITIGATION

    The Company is involved in claims related litigation, arbitrations and other adversarial proceedings in the ordinary course of business. The Company is also involved in non-claim litigation incidental to its business principally related to insurance company insolvencies or liquidation proceedings relating to companies with whom it does business.

    The Company does not believe that any of the pending legal proceedings will have a material adverse effect on the consolidated financial condition or results of operations of American Re and its subsidiaries. However, no assurance can be given as to the ultimate outcome of any such legal proceedings.

    SUPERIOR NATIONAL INSURANCE GROUP, INC. V. AMERICAN RE-INSURANCE COMPANY, ET
     AL.

    On December 31, 1999, American Re-Insurance reached an agreement with Superior National Insurance Group, Inc. ("Superior National") to settle certain reinsurance disputes arising in connection with the sale of Business Insurance Group ("BIG") by Foundation Health Systems, Inc., to Superior National. As consideration for the execution of the settlement agreement, American Re-Insurance simultaneously entered into an Excess of Loss Retrocessional Reinsurance Agreement with Centre Reinsurance (US) Limited, pursuant to which Centre Re agreed to indemnify American Re-Insurance up to $40.0 in excess of $135.0 of aggregate ultimate net loss paid by American Re-Insurance under an

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

15. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)
Aggregate Excess of Loss Agreement with BIG. All pending litigations and arbitrations between the parties were terminated or dismissed with prejudice.

    AMERICAN RE-INSURANCE V. PENNSYLVANIA INSURANCE DEPARTMENT

    In connection with American Re's efforts to acquire all of the outstanding shares of AIS, the holding company that owns United National Insurance Company, Diamond State Insurance Company, and Hallmark Insurance Company, American Re is required to obtain the approval of three insurance departments which have regulatory authority over the transaction.

    Two of the three insurance departments that must approve the transaction (Indiana and Wisconsin) have conducted hearings, completed their reviews and granted their approvals of the transaction. However, the Pennsylvania Insurance Department has subjected American Re to an excessive delay in reviewing the application regarding United National, which is domiciled in Pennsylvania, obstensively based on the fact that Munich Re has not joined the Holocaust Commission.

    As a result of this delay, on February 8, 2000, American Re filed suit in Pennsylvania Commonwealth Court against the Pennsylvania Insurance Department and the Pennsylvania Insurance Commissioner, seeking to compel the Department to complete its review of American Re's application to acquire United National. At the present time, no assurance can be given as to the ability of American Re to prevail in the litigation against the Department. Furthermore, even if American Re is successful in the litigation seeking to compel the Department to complete its review, there can be no assurance that such review would result in a timely approval of the transaction by the Department since, under the terms of the Agreement, the Sellers have had the right to terminate the Agreement since March 10, 2000.

    HOLOCAUST VICTIMS INSURANCE LAWS

    Several states have enacted legislation pertaining to insurance policies that were issued in Europe to Holocaust victims during the period 1920 through 1945, and legislation on this subject matter is under consideration in other states. Insurance regulators in these states have taken actions or threatened to take actions to sanction insurance companies licensed in such states for alleged failure to comply with such laws. Most state insurance regulators have subscribed to a private, non-governmental, voluntary organization named the International Commission on Holocaust Era Insurance Claims ("Holocaust Commission") that is dedicated to identifying and resolving outstanding insurance claims from the Holocaust era for its members. Under some of the recently enacted state laws, an insurer's participation in the Holocaust Commission confers certain statutory benefits.

    CALIFORNIA. California has two Holocaust era insurance related statutes. The first purports to permit the suspension of an insurer's license if it or any of its affiliates has failed to pay any claim of Holocaust victims proven to be valid and unpaid. This statute also authorizes the Commissioner to include consideration of whether an insurer is participating in the Holocaust Commission in deciding whether to suspend the insurer's license. In July, 1999, the California Insurance Department ("CID") initiated an examination and hearing involving the Company's California licensed insurers and Munich Re in order to investigate whether these companies or affiliated companies in Europe had outstanding Holocaust era insurance claims. While the licensees named in the examination and hearing process either were not in existence or did not do business in Europe during the Holocaust era, and Munich Re, as a reinsurer, never issued any

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

15. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED) insurance policies, the CID sought information on Holocaust era insurance from European insurers in which Munich Re has an indirect investment interest. The hearing and examination are ongoing.

    The second California statute is the Holocaust Victim Insurance Relief Act of 1999 ("California Registry Law") designed to create a publicly accessible registry of Holocaust era policyholder information. The California Registry Law requires California licensed insurers to report Holocaust era policyholder information in their possession or in the possession of their "related companies," as that term is defined in the California Registry Law. The CID interprets this statute to require information even from companies that are not controlled by the licensed insurers or their parent companies. In March 2000, American Re-Insurance and the American Insurance Association, an insurance trade association many of whose members are California licensed insurers, initiated litigation in California challenging the validity of the California Registry Law on constitutional and other grounds. That litigation is pending.

    FLORIDA. Florida has enacted a statute ("Florida Holocaust Law") that seeks reports of information on Holocaust era insurance. The Florida Holocaust Law requires Florida licensed insurers to report certain information on insurance policies issued in Europe during the Holocaust era by such licensees and their affiliates. American Re-Insurance and American Alternative have no information to report because they did not issue insurance policies in Europe during the relevant time period. However, the companies have timely filed reports disclosing information voluntarily provided by European insurers in which Munich Re has an investment interest. The Florida Insurance Department has issued subpoenas to American Re-Insurance, American Alternative, and approximately 40 other insurance companies seeking policyholder information in connection with the Florida Holocaust Law. Recently, an unaffiliated company initiated litigation against the Florida Insurance Department challenging the validity of the subpoenas and the constitutionality of the Florida Holocaust Law. The Department has stayed any further action under the Florida Holocaust Law, and the litigation is pending.

    NEW YORK. New York has enacted a statute ("New York Holocaust Law") similar to the Florida Holocaust Law. American Re-Insurance and American Alternative timely filed reports responsive to the New York Holocaust Law disclosing information voluntarily provided by European insurers in which Munich Re has an investment interest. The New York Insurance Department subsequently requested additional information in connection with Holocaust era insurance. American Re promptly forwarded these requests to the European insurers which responded directly to the Department. More recently, the Department has threatened to fine American Re up to $1,000 per day for alleged reporting violations unless Munich Re joins the Holocaust Commission, or agrees to pay alleged Holocaust claims involving companies that Munich Re does not control, or contributes to a humanitarian fund for the benefit of Holocaust survivors. No court or administrative proceedings have been commenced against American Re in New York to date.

    WASHINGTON. Washington has enacted a statute similar to the California Registry Law. American Re-Insurance and American Alternative have reported to the Washington Insurance Department that they have nothing to report under the statute. The Department has asserted that the companies' report is not in compliance with the law and has indicated that it may initiate enforcement action against American Re, although no action has been commenced to date.

                                 *  *  *  *  *

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

15. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)
    American Re believes that it has fully complied with the requirements of these statutes. However, there can be no assurance that insurance regulators will not initiate administrative or other actions against American Re under these laws. American Re does not believe that the ultimate resolution of these matters will have a material adverse effect on the business, financial condition or results of operations of American Re and its subsidiaries taken as a whole.

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of financial instruments at December 31, 1999, and 1998, were as follows:

                                               1999                  1998
                                        -------------------   -------------------
                                        CARRYING     FAIR     CARRYING     FAIR
                                         VALUE      VALUE      VALUE      VALUE
                                        --------   --------   --------   --------
Assets:
  Bonds available for sale............  $6,315.2   $6,315.2   $6,876.0   $6,876.0
  Preferred stock.....................      84.6       84.6       77.3       77.3
  Equity securities...................     402.1      402.1      545.6      545.6
  Other invested assets...............      40.5       40.5       27.9       27.9
                                        --------   --------   --------   --------
    Total investments.................   6,842.4    6,842.4    7,526.8    7,526.8
  Cash and cash equivalents...........     597.5      597.5      274.9      274.9

Liabilities:
  Senior bank debt....................      75.0       75.0       75.0       75.0
  Senior Notes........................     498.5      474.0      498.5      568.6
  QUIPS...............................     237.5      228.0      237.5      246.1

    It is not practicable to estimate a fair value for the Company's financial guarantees, as there is no quoted market price for such contracts, and it is not possible to reliably estimate the timing and amount of all future cash flows due to the unique nature of each of these contracts.

17. SEGMENT REPORTING

    American Re's Domestic Insurance Company Operations ("DICO") serves U.S. insurance companies by providing them with customized, integrated treaty, facultative and finite risk reinsurance programs on a direct basis. American Re's alternative market strategic business unit, Munich-American RiskPartners ("RiskPartners") provides customized risk transfer, risk sharing, and risk management solutions to self-insured clients worldwide. International Operations ("International") provides treaty, facultative and finite risk reinsurance along with a range of other customized products and services to insurance companies and other entities worldwide. In addition to its core reinsurance business, American Re, through various subsidiaries, offers a broad array of related services including actuarial and financial analysis, due diligence consulting for mergers and acquisitions, and reinsurance and insurance brokerage. The financial results of these subsidiaries have been aggregated along with holding company operations for presentation of segment results.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

17. SEGMENT REPORTING (CONTINUED)

                                                                                  TOTAL
                                                                               REINSURANCE/
                                                                                INSURANCE     HOLDING CO.
YEAR ENDED DECEMBER 31, 1999           DICO     RISKPARTNERS   INTERNATIONAL    OPERATIONS      & OTHER      TOTAL
----------------------------         --------   ------------   -------------   ------------   -----------   --------
REVENUES
  GROSS PREMIUMS WRITTEN...........  $2,138.6      $810.7         $ 587.6        $3,536.9         $0.2      $3,537.1
                                     --------      ------         -------        --------         ---       --------
  NET PREMIUMS WRITTEN.............   1,839.1       554.6           511.8         2,905.5         0.2        2,905.7
                                     --------      ------         -------        --------         ---       --------
    PREMIUMS EARNED................   1,828.3       582.0           517.0         2,927.3         0.2        2,927.5
  Net investment income............        --          --              --           400.7        14.4          415.1
  Net realized capital gains.......        --          --              --            83.0        (0.1)          82.9
  Other income.....................        --          --              --            (1.8)       29.3           27.5
                                     --------      ------         -------        --------         ---       --------
    Total revenue..................                                               3,409.2        43.8        3,453.0
                                                                                 --------         ---       --------
LOSSES AND EXPENSES
  LOSSES AND LAE...................   1,731.4       479.1           443.9         2,654.4          --        2,654.4
  UNDERWRITING EXPENSES............     539.2       166.9           164.3           870.4         0.3          870.7
  Interest expense.................        --          --              --              --        41.9           41.9
  Other expense....................        --          --              --            28.3        35.7           64.0
                                     --------      ------         -------        --------         ---       --------
    Total losses and expenses......                                               3,553.1        77.9        3,631.0
                                                                                 --------         ---       --------
    Income (loss) before income
      taxes........................                                                                         $ (178.0)
                                                                                                            ========
    UNDERWRITING GAIN (LOSS).......  $ (442.3)     $(64.0)        $ (91.2)       $ (597.5)       ($0.1)     $ (597.6)
                                     ========      ======         =======        ========         ===       ========

  LOSS AND LAE RATIO...............      94.7%       82.3%           85.9%           90.7%        N/M           90.7%
  UNDERWRITING EXPENSE RATIO.......      29.5        28.7            31.8            29.7         N/M           29.7
                                     --------      ------         -------        --------         ---       --------
  COMBINED RATIO...................     124.2%      111.0%          117.7%          120.4%        N/M          120.4%
                                     ========      ======         =======        ========         ===       ========

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

17. SEGMENT REPORTING (CONTINUED)

                                                                                  TOTAL
                                                                               REINSURANCE/
                                                                                INSURANCE     HOLDING CO.
YEAR ENDED DECEMBER 31, 1998           DICO     RISKPARTNERS   INTERNATIONAL    OPERATIONS      & OTHER      TOTAL
----------------------------         --------   ------------   -------------   ------------   -----------   --------
REVENUES
  GROSS PREMIUMS WRITTEN...........  $1,888.5      $670.1         $ 558.9        $3,117.5            --     $3,117.5
                                     --------      ------         -------        --------        ------     --------
  NET PREMIUMS WRITTEN.............   1,517.9       436.5           452.4         2,406.8            --      2,406.8
                                     --------      ------         -------        --------        ------     --------
    PREMIUMS EARNED................   1,573.3       392.1           453.5         2,418.9            --      2,418.9
  Net investment income............        --          --              --           420.7          (3.2)       417.5
  Net realized capital gains.......        --          --              --            92.8            --         92.8
  Other income.....................        --          --              --            (0.5)         32.3         31.8
                                     --------      ------         -------        --------        ------     --------
    Total revenue..................                                               2,931.9          29.1      2,961.0
                                                                                 --------        ------     --------
LOSSES AND EXPENSES
  LOSSES AND LAE...................   1,073.8       273.2           335.4         1,682.4            --      1,682.4
  UNDERWRITING EXPENSES............     561.3       132.6           122.5           816.4            --        816.4
  Interest expense.................        --          --              --              --          42.2         42.2
  Other expense....................        --          --              --            18.7          79.8         98.5
                                     --------      ------         -------        --------        ------     --------
    Total losses and expenses......                                               2,517.5         122.0      2,639.5
                                                                                 --------        ------     --------
    Income before income taxes.....                                                                         $  321.5
                                                                                                            ========
    UNDERWRITING GAIN (LOSS).......  $  (61.8)     $(13.7)        $  (4.4)       $  (79.9)
                                     ========      ======         =======        ========

  LOSS AND LAE RATIO...............      68.2%       69.7%           74.0%           69.6%
  UNDERWRITING EXPENSE RATIO.......      35.7        33.8            27.0            33.7
                                     --------      ------         -------        --------
  COMBINED RATIO...................     103.9%      103.5%          101.0%          103.3%
                                     ========      ======         =======        ========

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

17. SEGMENT REPORTING (CONTINUED)

                                                                                  TOTAL
                                                                               REINSURANCE/
                                                                                INSURANCE     HOLDING CO.
YEAR ENDED DECEMBER 31, 1997           DICO     RISKPARTNERS   INTERNATIONAL    OPERATIONS      & OTHER      TOTAL
----------------------------         --------   ------------   -------------   ------------   -----------   --------
REVENUES
  GROSS PREMIUMS WRITTEN...........  $2,056.4      $471.1         $ 553.5        $3,081.0            --     $3,081.0
                                     --------      ------         -------        --------        ------     --------
  NET PREMIUMS WRITTEN.............   1,790.8       273.8           433.1         2,497.7            --      2,497.7
                                     --------      ------         -------        --------        ------     --------
    PREMIUMS EARNED................   1,782.4       286.0           417.7         2,486.1            --      2,486.1
  Net investment income............        --          --              --           429.8          (2.3)       427.5
  Net realized capital gains.......        --          --              --            87.7            --         87.7
  Other income.....................        --          --              --             1.0          40.7         41.7
                                     --------      ------         -------        --------        ------     --------
    Total revenue..................                                               3,004.6          38.4      3,043.0
                                                                                 --------        ------     --------
LOSSES AND EXPENSES
  LOSSES AND LAE...................   1,250.6       194.2           271.5         1,716.3            --      1,716.3
  UNDERWRITING EXPENSES............     585.5       108.2           144.7           838.4            --        838.4
  Interest expense.................        --          --              --              --          42.8         42.8
  Other expense....................        --          --              --           133.8          87.4        221.2
                                     --------      ------         -------        --------        ------     --------
    Total losses and expenses......                                               2,688.5         130.2      2,818.7
                                                                                 --------        ------     --------
    Income before income taxes.....                                                                         $  224.3
                                                                                                            ========
    UNDERWRITING GAIN (LOSS).......  $  (53.7)     $(16.4)        $   1.5        $  (68.6)
                                     ========      ======         =======        ========

  LOSS AND LAE RATIO...............      70.2%       67.9%           65.0%           69.0%
  UNDERWRITING EXPENSE RATIO.......      32.8        37.8            34.6            33.8
                                     --------      ------         -------        --------
  COMBINED RATIO...................     103.0%      105.7%           99.6%          102.8%
                                     ========      ======         =======        ========

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

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

18. UNAUDITED QUARTERLY FINANCIAL DATA

    Summarized quarterly financial data were as follows:

                                                                                1999
                                                              -----------------------------------------
                                                               FIRST      SECOND     THIRD      FOURTH
                                                              --------   --------   --------   --------
OPERATING DATA
  Premiums written..........................................   $757.5     $667.2     $757.7    $ 723.3
  Premiums earned...........................................    579.8      676.8      792.9      878.0
  Losses and LAE............................................    396.7      511.3      677.3    1,069.1
  Underwriting expenses.....................................    210.1      214.0      209.8      236.8
  Underwriting loss.........................................    (27.0)     (48.5)     (94.2)    (427.9)
  Net investment income.....................................    107.0      101.7      104.7      101.7
  Interest expense..........................................     10.5       10.0       10.8       10.6
  Net income (loss) to common stockholder...................     57.0       45.7        4.4     (208.1)
  Comprehensive loss........................................    (20.7)     (45.7)     (52.2)    (245.5)

                                                                                1998
                                                              -----------------------------------------
                                                               FIRST      SECOND     THIRD      FOURTH
                                                              --------   --------   --------   --------
OPERATING DATA
  Premiums written..........................................   $682.3     $564.0     $557.6     $602.9
  Premiums earned...........................................    592.9      576.1      581.8      668.1
  Losses and LAE............................................    395.4      394.9      441.4      450.7
  Underwriting expenses.....................................    193.9      194.0      189.9      238.6
  Underwriting loss.........................................      3.6      (12.8)     (49.5)     (21.3)
  Net investment income.....................................    110.6      105.5      103.3       98.1
  Interest expense..........................................     10.5       10.6       10.5       10.6
  Net income to common stockholder..........................     82.9       64.2       32.6       46.3
  Comprehensive income......................................     73.1       67.3       72.4       53.9

                                                                      SCHEDULE I

                            AMERICAN RE CORPORATION

                             SUMMARY OF INVESTMENTS

                   OTHER THAN INVESTMENTS IN RELATED PARTIES

                               DECEMBER 31, 1999

                             (DOLLARS IN MILLIONS)

                                                                                     AMOUNT AT WHICH
                        TYPE OF                           AMORTIZED         FAIR      SHOWN IN THE
                       INVESTMENT                           COST           VALUE      BALANCE SHEET
--------------------------------------------------------  ---------       --------   ---------------
FIXED MATURITIES:
  Bonds available for sale:
    U.S. Government and government agencies.............  $  754.1        $  730.8       $  730.8
    States, municipalities and political subdivisions...   2,123.1         2,070.3        2,070.3
    Mortgage backed securities..........................   1,149.7         1,106.7        1,106.7
    Foreign governments.................................     357.1           349.7          349.7
    Public utilities....................................     117.4           112.1          112.1
    Corporate bonds.....................................   2,010.2         1,945.6        1,945.6
                                                          --------        --------       --------
      Total bonds available for sale....................   6,511.6         6,315.2        6,315.2
                                                          --------        --------       --------
    Preferred securities................................      84.4            84.6           84.6
                                                          --------        --------       --------
      Total fixed maturities............................   6,596.0         6,399.8        6,399.8
                                                          --------        --------       --------
EQUITY SECURITIES:
  Common stock:
  Public utilities......................................       2.8             2.5            2.5
    Banks, trust and insurance companies................      35.6            31.7           31.7
    Industrial and miscellaneous and all other..........     328.7           367.9          367.9
                                                          --------        --------       --------
      Total equity securities...........................     367.1           402.1          402.1
                                                          --------        --------       --------
  Other investments.....................................      40.5            40.5           40.5
                                                          --------        --------       --------
      Total investments.................................  $7,003.6        $6,842.4       $6,842.4
                                                          ========        ========       ========

                                                                     SCHEDULE II

                            AMERICAN RE CORPORATION
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             (PARENT COMPANY ONLY)
                            CONDENSED BALANCE SHEET
                             (DOLLARS IN MILLIONS)

                                                              DECEMBER 31, 1999   DECEMBER 31, 1998
                                                              -----------------   -----------------
ASSETS
  Investment in subsidiaries................................      $3,004.5            $3,622.3
  Bonds available for sale, at fair value (amortized cost:
    $116.8).................................................         117.3                  --
  Cash......................................................         121.4                27.5
  Deferred financing fees...................................          25.3                26.0
  Current federal income taxes recoverable..................          55.2                25.6
  Other assets..............................................         111.8               154.2
                                                                  --------            --------
    Total assets............................................      $3,435.5            $3,855.6
                                                                  ========            ========
LIABILITIES
  Interest payable..........................................      $    0.9            $    1.2
  Bank debt--term loan......................................          75.0                75.0
  Senior notes..............................................         498.5               498.5
  Junior subordinated debt..................................         244.8               244.8
  Other liabilities.........................................         127.3               183.0
                                                                  --------            --------
    Total liabilities.......................................         946.5             1,002.5
                                                                  --------            --------
STOCKHOLDER'S EQUITY
  Common stock..............................................            --                  --
  Additional paid in capital................................       1,332.4             1,332.4
  Retained earnings.........................................       1,296.6             1,397.6
  Accumulated other comprehensive income (loss).............        (140.0)              123.1
                                                                  --------            --------
    Total stockholder's equity..............................       2,489.0             2,853.1
                                                                  --------            --------
    Total liabilities and stockholder's equity..............      $3,435.5            $3,855.6
                                                                  ========            ========

                                                                     SCHEDULE II

                            AMERICAN RE CORPORATION
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             (PARENT COMPANY ONLY)
            CONDENSED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                             (DOLLARS IN MILLIONS)

                                                   YEAR ENDED          YEAR ENDED         YEAR ENDED
                                                DECEMBER 31, 1999   DECEMBER 31,1998   DECEMBER 31,1997
                                                -----------------   ----------------   ----------------
REVENUE
  Net investment income.......................      $    8.6            $    1.4           $    1.1
  Other income................................          25.1                20.5               11.5
                                                    --------            --------           --------
    Total.....................................          33.7                21.9               12.6
                                                    --------            --------           --------

EXPENSES
  Interest expense............................          62.7                63.0               63.6
  Operating expenses..........................         (25.9)               27.5               30.6
                                                    --------            --------           --------
    Total expenses............................          36.8                90.5               94.2
                                                    --------            --------           --------
    Operating loss before federal income
      taxes...................................          (3.1)              (68.6)             (81.6)
Federal income taxes..........................          (0.7)              (23.6)             (27.1)
                                                    --------            --------           --------
    Loss before equity in undistributed net
      income of subsidiaries..................          (2.4)              (45.0)             (54.5)
Equity in undistributed net income (loss) of
  subsidiaries................................         (98.6)              271.0              275.9
                                                    --------            --------           --------
    Net income (loss) to common stockholder...        (101.0)              226.0              221.4
Retained earnings at beginning of period......       1,397.6             1,171.6              950.6
                                                    --------            --------           --------
                                                     1,296.6             1,397.6            1,172.0
  Dividends to common stockholder.............            --                  --               (0.4)
                                                    --------            --------           --------
Retained earnings at end of period............      $1,296.6            $1,397.6           $1,171.6
                                                    ========            ========           ========

                                                                     SCHEDULE II

                            AMERICAN RE CORPORATION
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             (PARENT COMPANY ONLY)
                       CONDENSED STATEMENT OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                  YEAR ENDED          YEAR ENDED          YEAR ENDED
                                               DECEMBER 31. 1999   DECEMBER 31, 1998   DECEMBER 31, 1997
                                               -----------------   -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) to common stockholder....       $(101.0)            $226.0              $221.4
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
  PROVIDED BY OPERATING ACTIVITIES:
  Equity in undistributed net income of
    subsidiaries.............................          98.6             (271.0)             (275.9)
  Interest payable (receivable)..............          (0.3)               0.3                  --
  Increase (decrease) in intercompany
    payables.................................         (22.1)             (19.3)               15.1
  Increase (decrease) in current and deferred
    federal income tax liability.............          10.5               35.6               (56.4)
  Increase (decrease) in other, net..........         (34.8)              14.9                24.3
                                                    -------             ------              ------
      Net cash used in operating
        activities...........................         (49.1)             (13.5)              (71.5)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments available for sale
    Purchases................................        (158.8)                --                  --
    Sales....................................          41.0                 --                  --
                                                    -------             ------              ------
      Net cash used in investing
        activities...........................        (117.8)                --                  --

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividend received from subsidiary..........         260.8               35.0               105.0
  Loan from parent...........................            --                 --               (35.9)
  Investment in subsidiary...................            --                 --               (12.5)
  Dividends to common stockholder............            --                 --                (0.4)
                                                    -------             ------              ------
      Net cash provided by financing
        activities...........................         260.8               35.0                56.2
                                                    -------             ------              ------
      Net increase (decrease) in cash........          93.9               21.5               (15.3)
Cash and cash equivalents, beginning of
  period.....................................          27.5                6.0                21.3
                                                    -------             ------              ------
Cash and cash equivalents, end of period.....       $ 121.4             $ 27.5              $  6.0
                                                    =======             ======              ======
SUPPLEMENTAL CASH FLOW INFORMATION:
  Income taxes paid (refunded), net..........       $ (11.3)            $(59.3)             $ 29.3
  Interest paid..............................       $  62.7             $ 63.0              $ 63.6

           SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT AMERICAN RE CORPORATION (PARENT COMPANY)
                    NOTES TO CONDENSED FINANCIAL INFORMATION

    The condensed financial information of American Re Corporation for the years ended December 31, 1999, 1998, and 1997, should be read in conjunction with the consolidated financial statements of American Re Corporation and subsidiaries and the notes thereto. Investment in subsidiaries is accounted for using the equity method of accounting.

                                                                    SCHEDULE III

                            AMERICAN RE CORPORATION
                       SUPPLEMENTAL INSURANCE INFORMATION
                             (DOLLARS IN MILLIONS)

                                                         NET
                                     DEFERRED     BENEFITS, LOSSES,                                          CLAIMS
                                      POLICY         CLAIMS AND                                  NET       AND CLAIM
                                    ACQUISITION         LOSS          UNEARNED     EARNED     INVESTMENT   ADJUSTMENT
SEGMENT                                COSTS          EXPENSES        PREMIUMS    PREMIUMS    INCOME (1)    EXPENSE
-------                             -----------   -----------------   ---------   ---------   ----------   ----------
YEAR ENDED DECEMBER 31, 1999
  DICO............................    $227.9          $3,853.4        $  770.8    $1,828.3           --     $1,731.4
  RiskPartners....................      49.0             813.5           294.3       582.0           --        479.1
  International...................      47.6             807.4           157.6       517.0           --        443.9
  Other...........................        --               5.4             0.7         0.2           --           --
                                      ------          --------        --------    --------                  --------
  Total...........................    $324.5          $5,479.7        $1,223.4    $2,927.5                  $2,654.4
                                      ======          ========        ========    ========                  ========

YEAR ENDED DECEMBER 31, 1998
  DICO............................    $235.7          $3,636.4        $  782.6    $1,573.3           --     $1,073.8
  RiskPartners....................      69.9             667.7           325.9       392.1           --        273.2
  International...................      52.1             760.8           172.0       453.5           --        335.4
                                      ------          --------        --------    --------                  --------
  Total...........................    $357.7          $5,064.9        $1,280.5    $2,418.9                  $1,682.4
                                      ======          ========        ========    ========                  ========
YEAR ENDED DECEMBER 31, 1997
  DICO............................    $254.1          $3,762.1        $  823.3    $1,782.4           --     $1,250.6
  RiskPartners....................      56.7             727.6           275.6       286.0           --        194.2
  International...................      45.9             613.1           171.0       417.7           --        271.5
                                      ------          --------        --------    --------                  --------
  Total...........................    $356.7          $5,102.8        $1,269.9    $2,486.1                  $1,716.3
                                      ======          ========        ========    ========                  ========


                                     AMORTIZATION OF
                                     DEFERRED POLICY    UNDERWRITING   PREMIUMS
SEGMENT                             ACQUISITION COSTS     EXPENSES      WRITTEN
-------                             -----------------   ------------   ---------
YEAR ENDED DECEMBER 31, 1999
  DICO............................        $235.7           $539.2      $1,839.1
  RiskPartners....................          69.9            166.9         554.6
  International...................          52.1            164.3         511.8
  Other...........................            --              0.3           0.2
                                          ------           ------      --------
  Total...........................        $357.7           $870.7      $2,905.7
                                          ======           ======      ========
YEAR ENDED DECEMBER 31, 1998
  DICO............................        $254.1           $561.3      $1,517.9
  RiskPartners....................          56.7            132.6         436.5
  International...................          45.9            122.5         452.4
                                          ------           ------      --------
  Total...........................        $356.7           $816.4      $2,406.8
                                          ======           ======      ========
YEAR ENDED DECEMBER 31, 1997
  DICO............................        $236.8           $585.5      $1,790.8
  RiskPartners....................          58.8            108.2         273.8
  International...................          41.3            144.7         433.1
                                          ------           ------      --------
  Total...........................        $336.9           $838.4      $2,497.7
                                          ======           ======      ========

------------------------------

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

                                                                     SCHEDULE IV

                    AMERICAN RE CORPORATION AND SUBSIDIARIES
                                  REINSURANCE
                   (DOLLARS IN MILLIONS, EXCEPT PERCENTAGES)

                                                       CEDED TO     ASSUMED                  PERCENTAGE
                                             GROSS       OTHER     FROM OTHER     NET        OF AMOUNT
                                             AMOUNT    COMPANIES   COMPANIES     AMOUNT    ASSUMED TO NET
                                            --------   ---------   ----------   --------   --------------
YEAR ENDED DECEMBER 31, 1999:
  Life insurance in force.................   $   --     $   --      $     --    $     --
                                             ======     ======      ========    ========
PREMIUMS:
  Life insurance..........................   $   --     $   --      $     --    $     --          --%
  Accident and health insurance...........       --         --            --          --          --
  Property-liability insurance............    263.5      661.0       3,325.0     2,927.5       113.6
  Title insurance.........................       --         --            --          --          --
                                             ------     ------      --------    --------       -----
    Total Premiums........................   $263.5     $661.0      $3,325.0    $2,927.5       113.6%
                                             ======     ======      ========    ========       =====

                                                       CEDED TO     ASSUMED                  PERCENTAGE
                                             GROSS       OTHER     FROM OTHER     NET        OF AMOUNT
                                             AMOUNT    COMPANIES   COMPANIES     AMOUNT    ASSUMED TO NET
                                            --------   ---------   ----------   --------   --------------
YEAR ENDED DECEMBER 31, 1998:
  Life insurance in force.................   $   --     $   --      $     --    $     --
                                             ======     ======      ========    ========
PREMIUMS:
  Life insurance..........................   $   --     $   --      $     --    $     --          --%
  Accident and health insurance...........       --         --            --          --          --
  Property-liability insurance............    194.1      690.0       2,914.8     2,418.9       120.5
  Title insurance.........................       --         --            --          --          --
                                             ------     ------      --------    --------       -----
      Total Premiums......................   $194.1     $690.0      $2,914.8    $2,418.9       120.5%
                                             ======     ======      ========    ========       =====

                                                       CEDED TO     ASSUMED                  PERCENTAGE
                                             GROSS       OTHER     FROM OTHER     NET        OF AMOUNT
                                             AMOUNT    COMPANIES   COMPANIES     AMOUNT    ASSUMED TO NET
                                            --------   ---------   ----------   --------   --------------
YEAR ENDED DECEMBER 31, 1997:
  Life insurance in force.................   $   --     $   --      $     --    $     --
                                             ======     ======      ========    ========
PREMIUMS:
  Life insurance..........................   $   --     $   --      $     --    $     --          --%
  Accident and health insurance...........       --         --            --          --          --
  Property-liability insurance............    119.0      636.4       3,003.5     2,486.1       120.8
  Title insurance.........................       --         --            --          --          --
                                             ------     ------      --------    --------       -----
      Total Premiums......................   $119.0     $636.4      $3,003.5    $2,486.1       120.8%
                                             ======     ======      ========    ========       =====

                                                                     SCHEDULE VI

                    AMERICAN RE CORPORATION AND SUBSIDIARIES
    SUPPLEMENTAL INFORMATION (FOR PROPERTY-CASUALTY INSURANCE UNDERWRITERS)
                             (DOLLARS IN MILLIONS)

                                                                                                                 CLAIMS AND CLAIM
                                                                                                                    ADJUSTMENT
                                               RESERVES FOR     DISCOUNT,                                        EXPENSES INCURRED
                                  DEFERRED     UNPAID CLAIMS     IF ANY                                             RELATED TO:
                                   POLICY       AND CLAIMS      DEDUCTED                              NET       -------------------
                                 ACQUISITION    ADJUSTMENT     IN PREVIOUS   UNEARNED    EARNED    INVESTMENT   CURRENT     PRIOR
AFFILIATION WITH REGISTRANT         COSTS        EXPENSES        COLUMN      PREMIUMS   PREMIUMS     INCOME       YEAR       YEAR
---------------------------      -----------   -------------   -----------   --------   --------   ----------   --------   --------
YEAR ENDED DECEMBER 31, 1999
(a) Consolidated
  property-casualty insurance
  entities.....................    $324.5        $8,369.0      Note (1  )    $1,223.4   $2,927.5     $415.1     $2,084.0    $570.4
(b) Unconsolidated property-
  casualty insurance
  entities.....................
                                   ------        --------        -------     --------   --------     ------     --------    ------
YEAR ENDED DECEMBER 31, 1998
(a) Consolidated
  property-casualty insurance
  entities.....................    $357.7        $7,334.1      Note (1  )    $1,280.5   $2,418.9     $417.5     $1,620.4    $ 62.0
(b) Unconsolidated property-
  casualty insurance
  entities.....................
                                   ------        --------        -------     --------   --------     ------     --------    ------
YEAR ENDED DECEMBER 31, 1997
(a) Consolidated
  property-casualty insurance
  entities.....................    $356.7        $7,469.3      Note (1  )    $1,269.9   $2,486.1     $427.5     $1,642.1    $ 74.2
(b) Unconsolidated property-
  casualty insurance
  entities.....................
                                   ------        --------        -------     --------   --------     ------     --------    ------


                                 AMORTIZATION
                                 OF DEFERRED    PAID CLAIMS
                                    POLICY      AND CLAIMS
                                 ACQUISITION    ADJUSTMENT    PREMIUMS
AFFILIATION WITH REGISTRANT         COSTS        EXPENSES     WRITTEN
---------------------------      ------------   -----------   --------
YEAR ENDED DECEMBER 31, 1999
(a) Consolidated
  property-casualty insurance
  entities.....................      357.7        $2,239.6     2,905.7
(b) Unconsolidated property-
  casualty insurance
  entities.....................
                                    ------        --------    --------
YEAR ENDED DECEMBER 31, 1998
(a) Consolidated
  property-casualty insurance
  entities.....................     $356.7        $1,720.3    $2,406.8
(b) Unconsolidated property-
  casualty insurance
  entities.....................
                                    ------        --------    --------
YEAR ENDED DECEMBER 31, 1997
(a) Consolidated
  property-casualty insurance
  entities.....................     $336.9        $1,462.2    $2,497.7
(b) Unconsolidated property-
  casualty insurance
  entities.....................
                                    ------        --------    --------

------------------------

(1) Workers' compensation reserves are discounted at 4.5%. The estimated amount of discount is $670.4, $645.0, and $592.7 as of December 31, 1999, 1998, and
    1997, respectively.

                               INDEX TO EXHIBITS

                                                                                         PAGE NUMBER IN
                                                                                      SEQUENTIAL NUMBERING
      EXHIBITS                                  DESCRIPTION                                  SYSTEM
---------------------   ------------------------------------------------------------  --------------------
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

    2.3                 Agreement and Plan of Merger, dated as of July 1, 1997, by and among the Company, American Re-Insurance, and Munich
                          American Reinsurance Company is incorporated by reference
                          from the Company's Form 8-K as filed with the Securities
                          and Exchange Commission on July 15, 1997.

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

                                                                                         PAGE NUMBER IN
                                                                                      SEQUENTIAL NUMBERING
      EXHIBITS                                  DESCRIPTION                                  SYSTEM
---------------------   ------------------------------------------------------------  --------------------
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

   10.3+                American Re-Insurance Company Supplemental Employees Pension
                          Plan for certain employees of American Re-Insurance
                          Company effective January 1, 1985 and as amended and
                          restated as of January 1, 1992 is incorporated by
                          reference from Amendment No. 2 to the Company's Form S-1,
                          Registration Statement No. 33-49110, Exhibit 10.4, as
                          filed with the Securities and Exchange Commission on
                          August 28, 1992.

   10.4+                American Re-Insurance Company Incentive Compensation Plan
                          for officers and other key employees as amended and in
                          effect October 26, 1990 is incorporated by reference from
                          Amendment No. 2 to the Company's Form S-1, Registration
                          Statement No. 33-49110, Exhibit 10.5, as filed with the
                          Securities and Exchange Commission on August 28, 1992.

                                                                                         PAGE NUMBER IN
                                                                                      SEQUENTIAL NUMBERING
      EXHIBITS                                  DESCRIPTION                                  SYSTEM
---------------------   ------------------------------------------------------------  --------------------
   10.5+                American Re-Insurance Company Supplemental Incentive Savings
                          Plan for certain employees of American Re-Insurance
                          Company as adopted January 29, 1988 is incorporated by
                          reference from Amendment No. 2 to the Company's Form S-1,
                          Registration Statement No. 33-49110, Exhibit 10.8, as
                          filed with the Securities and Exchange Commission on
                          August 28, 1992.

   10.6+                American Re-Insurance Company Savings Plan for certain
                          employees of American Re-Insurance Company effective
                          October 1, 1992 is incorporated by reference from the
                          Company's Form S-1 Registration Statement, No. 33-54938,
                          Exhibit 10.7, as filed with the Securities and Exchange
                          Commission on November 24, 1992.

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

   10.8+                Amended and Restated American Re-Insurance Company Group
                          Incentive Compensation Plan for officers and other key
                          employees; renamed the American Re-Insurance Company Group
                          Senior Executive Compensation Plan, effective as of
                          January 1, 1993, is incorporated by reference from the
                          Company's Form 10-Q, Exhibit 10.89, as filed with the
                          Securities and Exchange Commission on November 15, 1993.

   10.9+                American Re-Insurance Company Group Executive Incentive
                          Compensation Plan, effective as of January 1, 1993, is
                          incorporated by reference from the Company's Form 10-Q
                          Exhibit 10.9, as filed with the Securities and Exchange
                          Commission on November 15, 1993.

   10.10+               Amendment of the American Re-Insurance Company Savings Plan,
                          dated November 18, 1993, is incorporated by referenced
                          from the Company's form S-8, Registration Statement
                          No. 33-76374, Exhibit 4.22, as filed with the Securities
                          and Exchange Commission on March 11, 1994.

   10.11+               Amendment of the American Re-Insurance Company Savings Plan
                          dated March 9, 1994 is incorporated by reference from the
                          Company's Form S-8, Registration Statement No. 33-76374,
                          Exhibit 4.23, as filed with the Securities and Exchange
                          Commission on March 11, 1994.

   10.12+               American Re-Insurance Company Savings Plan as amended and
                          restated effective as of January 1, 1994 is incorporated
                          by reference from the Company's Form 10-K, Exhibit 10.36,
                          as filed with the Securities and Exchange Commission on
                          March 31, 1995.

   10.13+               American Re-Insurance Company Employees Pension Plan as
                          amended and restated effective as of January 1, 1994 is
                          incorporated by reference from the Company's Form 10-K,
                          Exhibit 10.37, as filed with the Securities and Exchange
                          Commission on March 31, 1995.

                                                                                         PAGE NUMBER IN
                                                                                      SEQUENTIAL NUMBERING
      EXHIBITS                                  DESCRIPTION                                  SYSTEM
---------------------   ------------------------------------------------------------  --------------------
   10.14                First Casualty Facultative Excess Reinsurance Agreement
                          between American Re-Insurance and National Indemnity
                          Company effective January 11, 1992 is incorporated by
                          reference from the Company's Form 10-K, Exhibit 10.41, as
                          filed with the Securities and Exchange Commission on March
                          31, 1995.

   10.15                Credit Agreement dated as of January 29, 1996 among the
                          Company, Bank of America National Trust and Savings
                          Association, as Agent, and other Financial Institutions
                          Party thereto is incorporated by reference from the Company's 10-K, Exhibit 10.42, as filed with the Securities and Exchange Commission on March 29, 1996.

   10.16+               Form of Employment Agreement between the Company and certain executive officers of the Company is incorporated by
                          reference from the Company's 10-K, Exhibit 10.16, as filed with the Securities and Exchange Commission on March 30,
                          1999.

   10.17+               Senior Executive Deferred Compensation Plan is incorporated by reference from the Company's 10-K, Exhibit 10.20, as
                          filed with the Securities and Exchange Commission on March
                          27, 1997.

   10.19                Long Term Incentive Plan for Executive and Key Employees of
                          the Company is incorporated by reference from the
                          Company's 10-K, Exhibit 10.19, as filed with the
                          Securities and Exchange Commission on March 30, 1998.

   10.20+*              Long Term Incentive Plan for Board Members and top
                          Executives of Munich Re and its International
                          Organization.

  21*                   Subsidiaries of the Company.

  27*                   Financial Data Schedule.

------------------------

*   Filed herewith

+   Management contract or compensation plan or arrangement