Form 10-Q
period 2000-03-31
AMERICAN RE CORP
filed 2000-05-12
CIK 889217

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-Q

                                ---------------

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000,
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
           FROM TO

                      FOR THE QUARTER ENDED MARCH 31, 2000
                         COMMISSION FILE NUMBER 1-11688

                            ------------------------

                            AMERICAN RE CORPORATION

             (Exact name of registrant as specified in its charter)

                 DELAWARE                                       13-3672116
      (State or other jurisdiction of              (I.R.S. Employer Identification No.)
      incorporation or organization)

           555 COLLEGE ROAD EAST                                08543-5241
           PRINCETON, NEW JERSEY                                (zip code)
 (Address of principal executive offices)

                                 (609) 243-4200
              Registrant's telephone number, including area code:

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                            SHARES OUTSTANDING
            DESCRIPTION OF CLASS                            AS OF MAY 12, 2000
            --------------------                            ------------------
        Common Stock -$.01 par value                             149.49712

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            AMERICAN RE CORPORATION

                               INDEX TO FORM 10-Q

PART I  FINANCIAL INFORMATION

                                                                PAGE
                                                              --------
  Item 1--

    Consolidated balance sheets at March 31, 2000
     (unaudited),
      and December 31, 1999.................................         3

    Consolidated statements of income for the three-month
      periods ended March 31, 2000, and 1999 (unaudited)....         4

    Consolidated statements of cash flows for the
     three-month
      periods ended March 31, 2000, and 1999 (unaudited)....         5

    Notes to consolidated interim financial statements......         6

  Item 2--

    Management's discussion and analysis of
      the Company's Results of Operations and Financial
     Condition..............................................        10

PART II  OTHER INFORMATION..................................        14

PART I. FINANCIAL INFORMATION

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                               (UNAUDITED)
                                                              MARCH 31, 2000   DECEMBER 31, 1999
                                                              --------------   -----------------
ASSETS:
Investments
  Fixed Maturities
    Bonds available for sale, at fair value (amortized cost:
     March 31, 2000--$6,174.5; December 31,
     1999--$6,511.6)........................................     $ 6,021.4         $ 6,315.2
    Preferred stock available for sale, at fair value
     (amortized cost: March 31, 2000--$84.4; December 31,
     1999--$84.4)...........................................          83.4              84.6
  Equity securities available for sale, at fair value (cost:
    March 31, 2000--$397.0; December 31, 1999--$367.1)......         415.5             402.1
  Other invested assets.....................................          12.0              40.5
Cash and cash equivalents...................................       1,100.0             597.5
                                                                 ---------         ---------
      Total investments and cash............................       7,632.3           7,439.9
Accrued investment income...................................          81.4              83.5
Premiums and other receivables..............................       1,206.1           1,181.2
Deferred policy acquisition costs...........................         311.4             324.5
Reinsurance recoverables on paid and unpaid losses..........       3,119.6           3,034.9
Funds held by ceding companies..............................         611.5             609.7
Prepaid reinsurance premiums................................         125.8             138.8
Deferred federal income taxes...............................         411.7             376.0
Other assets................................................       1,015.0           1,090.3
                                                                 ---------         ---------
      Total assets..........................................     $14,514.8         $14,278.8
                                                                 =========         =========
LIABILITIES:
Loss and loss adjustment expense reserves...................     $ 8,558.8         $ 8,369.0
Unearned premium reserve....................................       1,230.1           1,223.4
                                                                 ---------         ---------
      Total insurance reserves..............................       9,788.9           9,592.4
Loss balances payable.......................................         426.3             421.3
Funds held under reinsurance treaties.......................         371.8             322.6
Senior bank debt............................................          75.0              75.0
Senior notes................................................         498.5             498.5
Other liabilities...........................................         657.1             642.5
                                                                 ---------         ---------
  Total liabilities.........................................      11,817.6          11,552.3
                                                                 ---------         ---------
Company-obligated mandatorily redeemable preferred
  securities of subsidiary trust holding as all of its
  assets Junior Subordinated Debentures.....................         237.5             237.5
                                                                 ---------         ---------
STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01 per share; authorized: 1,000
  shares; issued and outstanding: March 31, 2000, and
  December 31, 1999--149.49712 shares.......................            --                --
Additional paid-in capital..................................       1,332.4           1,332.4
Retained earnings...........................................       1,237.7           1,296.6
Accumulated other comprehensive income......................        (110.4)           (140.0)
                                                                 ---------         ---------
      Total stockholder's equity............................       2,459.7           2,489.0
                                                                 ---------         ---------
      Total liabilities, Company-obligated mandatorily
       redeemable preferred securities of subsidiary trust
       and stockholder's equity.............................     $14,514.8         $14,278.8
                                                                 =========         =========

      See accompanying notes to consolidated interim financial statements.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                             (DOLLARS IN MILLIONS)

                                  (UNAUDITED)

                                                              THREE-MONTH PERIOD
                                                                ENDED MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
REVENUE:
  Premiums written..........................................   $747.7    $ 757.5
  Change in unearned premium reserve........................      2.8     (177.7)
                                                               ------    -------
    Premiums earned.........................................    750.5      579.8
  Net investment income.....................................    107.3      107.0
  Net realized capital gains................................     13.7       20.7
  Other income..............................................      9.6       14.5
                                                               ------    -------
    Total revenue...........................................    881.1      722.0
                                                               ------    -------
LOSSES AND EXPENSES:
  Losses and loss adjustment expenses.......................    686.3      396.7
  Commission expense........................................    201.3      150.9
  Operating expense.........................................     56.6       59.2
  Interest expense..........................................     10.6       10.5
  Other expense.............................................     21.7       25.5
                                                               ------    -------
    Total losses and expenses...............................    976.5      642.8
                                                               ------    -------
    Income (loss) before income taxes and distributions on
      preferred securities of subsidiary trust..............    (95.4)      79.2
  Federal and foreign income taxes..........................    (39.8)      18.9
                                                               ------    -------
    Income (loss) before distributions on preferred
      securities of subsidiary trust........................    (55.6)      60.3
  Distributions on preferred securities of subsidiary trust,
    net of applicable income tax of $1.7....................     (3.3)      (3.3)
                                                               ------    -------
    Net income (loss) to common stockholder.................   $(58.9)   $  57.0
                                                               ======    =======

      See accompanying notes to consolidated interim financial statements.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN MILLIONS)

                                  (UNAUDITED)

                                                              THREE-MONTH PERIOD
                                                                ENDED MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $  (58.9)  $  57.0
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Decrease (increase) in accrued investment income........       2.1      (4.1)
    Decrease (increase) in premiums and other receivables...     (24.9)     17.0
    Decrease (increase) in deferred policy acquisition
      costs.................................................      13.1     (41.3)
    Increase in reinsurance recoverables....................     (84.6)   (215.5)
    Increase in insurance reserves..........................     196.5     221.6
    Decrease (increase) in current and deferred federal and
      foreign income tax assets.............................      (1.9)     13.9
    Change in other assets and liabilities, net.............      23.0     (10.5)
    Depreciation expense on property and equipment..........       2.6       2.4
    Net realized capital gains..............................     (13.7)    (20.7)
    Change in other, net....................................      35.0       4.3
                                                              --------   -------
      Net cash provided by operating activities.............      88.3      24.1
                                                              --------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments available for sale:
    Purchases...............................................    (744.3)   (948.1)
    Maturities..............................................      63.3     121.9
    Sales...................................................   1,070.3     868.0
  Other investments:
    Purchases...............................................      (0.1)     (0.3)
    Sales...................................................      27.9       1.3
  Cost of additions to property and equipment...............      (1.1)     (3.3)
                                                              --------   -------
      Net cash provided by investing activities.............     416.0      39.5
                                                              --------   -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS...............................................      (1.8)      0.1
                                                              --------   -------
      Net increase in cash and cash equivalents.............     502.5      63.7
Cash and cash equivalents, beginning of period..............     597.5     274.9
                                                              --------   -------
Cash and cash equivalents, end of period....................  $1,100.0   $ 338.6
                                                              ========   =======

      See accompanying notes to consolidated interim financial statements.

                            AMERICAN RE CORPORATION

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

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

    The information for the interim periods ended March 31, 2000, and 1999, is unaudited. The interim consolidated financial statements have been prepared on the basis of generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. Intercompany accounts and transactions have been eliminated. These financial statements should be read in conjunction with the financial statements and related notes in the Company's 1999 Form 10-K.

2. COMPREHENSIVE INCOME

    The Company experienced a comprehensive loss of $29.3 million for the three-month period ended March 31, 2000, compared to a comprehensive loss of $20.7 million for the same period in 1999. The components of accumulated other comprehensive income are as follows:

                                                           NET UNREALIZED
                                                            APPRECIATION      NET UNREALIZED
                                                          (DEPRECIATION) OF   LOSS ON FOREIGN
                                                             INVESTMENTS         EXCHANGE        TOTAL
                                                          -----------------   ---------------   --------
Balance at December 31, 1998............................        $ 158.9           $(35.8)       $ 123.1
  Period change.........................................          (91.4)            (7.4)         (98.8)
    Tax effect..........................................           32.0              2.6           34.6
  Reclassification adjustment for gain/lossincluded in
    net income..........................................          (20.7)              --          (20.7)
    Tax effect..........................................            7.2               --            7.2
                                                                -------           ------        -------
Balance at March 31, 1999...............................        $  86.0           $(40.6)       $  45.4
                                                                =======           ======        =======

Balance at December 31, 1999............................        $(104.8)          $(35.2)       $(140.0)
  Period change.........................................           39.4             19.9           59.3
    Tax effect..........................................          (13.8)            (7.0)         (20.8)
  Reclassification adjustment for gain/loss included in
    net income..........................................          (13.7)              --          (13.7)
    Tax effect..........................................            4.8               --            4.8
                                                                -------           ------        -------
Balance at March 31, 2000...............................        $ (88.1)          $(22.3)       $(110.4)
                                                                =======           ======        =======

3. REINSURANCE

    The Company reinsures certain risks to limit its exposure to catastrophes and large or unusually hazardous risks. Although reinsurance agreements contractually obligate the Company's reinsurers to

                            AMERICAN RE CORPORATION

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)
                                  (CONTINUED)

3. REINSURANCE (CONTINUED)
reimburse it for the agreed-upon portion of its gross paid losses, they do not discharge the primary liability of the Company. The income statement amounts for premiums written, premiums earned and losses and loss adjustment expenses are net of reinsurance. Direct, assumed, ceded and net amounts for these items are as follows:

                                                            THREE-MONTH PERIOD
                                                              ENDED MARCH 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Premiums written
  Direct..................................................  $  66.5    $  67.5
  Assumed.................................................    744.8      847.2
  Ceded...................................................    (63.6)    (157.2)
                                                            -------    -------
  Net.....................................................    747.7      757.5
                                                            =======    =======
Premiums earned
  Direct..................................................     59.9       63.5
  Assumed.................................................    741.5      677.1
  Ceded...................................................    (50.9)    (160.8)
                                                            -------    -------
  Net.....................................................    750.5      579.8
                                                            =======    =======
Losses incurred
  Direct..................................................     23.7       11.6
  Assumed.................................................    801.1      606.6
  Ceded...................................................   (138.5)    (221.5)
                                                            -------    -------
  Net.....................................................  $ 686.3    $ 396.7
                                                            =======    =======

4. SEGMENT REPORTING

    American Re's Domestic Insurance Company Operations ("DICO") serves U.S. insurance companies by providing them with customized, integrated treaty, facultative and finite risk reinsurance programs on a direct basis. American Re's alternative market strategic business unit, Munich-American
RiskPartners, Inc. ("RiskPartners") provides customized risk transfer, risk sharing, and risk management solutions to self-insured clients worldwide. International Operations ("International") provides treaty, facultative and finite risk reinsurance along with a range of other customized products and services to insurance companies and other entities worldwide. American Re Financial Products ("ARFP") provides clients with an array of highly customized financial risk management products and services, including credit enhancement, integrated risk management, and entertainment financing. American Re HealthCare ("HealthCare") integrates risk transfer products and specialized services to help insurance companies and self-insureds predict, prevent, and manage catastrophic medical events. In addition to its core reinsurance business, American Re, through various subsidiaries, offers a broad array of related services including actuarial and financial analysis, due diligence consulting for mergers and acquisitions, rent-a-captive

                            AMERICAN RE CORPORATION

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)
                                  (CONTINUED)

4. SEGMENT REPORTING (CONTINUED)
facilities, and reinsurance and insurance brokerage. The financial results of these subsidiaries have been aggregated along with holding company operations for presentation of segment results. Segment information for the three months ended March 31, 1999, as filed in the Company's March 1999 Form 10Q, has been restated to reflect management's increased focus on the Company's ARFP and HealthCare segments.

THREE MONTHS ENDED MARCH 31, 2000

                                                                                                 TOTAL
                                                                                              REINSURANCE/   HOLDING
                                                                                               INSURANCE     COMPANY
                              DICO     RISKPARTNERS   INTERNATIONAL   HEALTHCARE     ARFP      OPERATIONS    & OTHER     TOTAL
                            --------   ------------   -------------   ----------   --------   ------------   --------   --------
REVENUES
Gross premiums written....  $ 397.8       $166.5          $151.4        $ 65.5     $  30.1      $ 811.3       $   --    $ 811.3
                            -------       ------          ------        ------     -------      -------       ------    -------
Net premiums written......    408.9        112.2           148.6          61.1        16.9        747.7           --      747.7
                            -------       ------          ------        ------     -------      -------       ------    -------
Premiums earned...........    439.8        117.7           123.7          60.8         8.4        750.4          0.1      750.5
Net investment income.....                                                                        101.8          5.5      107.3
Net realized capital
  gains...................                                                                         13.6          0.1       13.7
Other income..............                                                                           --          9.6        9.6
                            -------       ------          ------        ------     -------      -------       ------    -------
  Total revenue...........                                                                        865.8         15.3      881.1
                                                                                                -------       ------    -------
LOSSES AND EXPENSES
Losses and LAE............    407.2         97.8           131.7          42.6         7.0        686.3           --      686.3
Underwriting expense......    157.7         35.9            43.6          19.2         1.4        257.8          0.1      257.9
Interest expense..........                                                                           --         10.6       10.6
Other expense.............                                                                          7.6         14.1       21.7
                            -------       ------          ------        ------     -------      -------       ------    -------
  Total losses and
    expenses..............                                                                        951.7         24.8      976.5
                                                                                                -------       ------    -------
  Income (loss) before
    income taxes..........                                                                                              $ (95.4)
                                                                                                                        =======
  Underwriting gain
    (loss)................  $(125.1)      $(16.0)         $(51.6)       $ (1.0)    $   0.0      $(193.7)      $  0.0    $(193.7)
                            =======       ======          ======        ======     =======      =======       ======    =======

Loss and LAE Ratio........     92.6%        83.1%          106.5%         70.1%       83.9%        91.5%         N/M       91.4%
Underwriting Expense
  Ratio...................     35.9         30.5            35.2          31.3        16.5         34.4          N/M       34.4
                            -------       ------          ------        ------     -------      -------       ------    -------
Combined Ratio............    128.5%       113.6%          141.7%        101.4%      100.4%       125.9%         N/M      125.8%
                            =======       ======          ======        ======     =======      =======       ======    =======

                            AMERICAN RE CORPORATION

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)
                                  (CONTINUED)

4. SEGMENT REPORTING (CONTINUED)
THREE MONTHS ENDED MARCH 31, 1999

                                                                                                  TOTAL
                                                                                               REINSURANCE/   HOLDING
                                                                                                INSURANCE     COMPANY
                               DICO     RISKPARTNERS   INTERNATIONAL   HEALTHCARE     ARFP      OPERATIONS    & OTHER     TOTAL
                             --------   ------------   -------------   ----------   --------   ------------   --------   --------
REVENUES
Gross premiums written.....  $ 494.1       $227.7          $151.2        $ 33.8      $  6.6       $913.4      $   1.3    $ 914.7
                             -------       ------          ------        ------      ------       ------      -------    -------
Net premiums written.......    421.5        150.0           142.8          35.3         6.6        756.2          1.3      757.5
                             -------       ------          ------        ------      ------       ------      -------    -------
Premiums earned............    342.4        106.4           109.7          16.7         3.3        578.5          1.3      579.8
Net investment income......                                                                        105.6          1.4      107.0
Net realized capital
  gains....................                                                                         20.7          0.0       20.7
Other income...............                                                                         (1.0)        15.5       14.5
                             -------       ------          ------        ------      ------       ------      -------    -------
  Total revenue............                                                                        703.8         18.2      722.0
                                                                                                  ------      -------    -------
LOSSES AND EXPENSES
Losses and LAE.............    226.1         79.9            77.3          11.3         0.8        395.4          1.3      396.7
Underwriting expense.......    124.1         34.4            41.3           8.3         1.9        210.0          0.1      210.1
Interest expense...........                                                                          0.0         10.5       10.5
Other expense..............                                                                          1.6         23.9       25.5
                                                                                                  ------      -------    -------
  Total losses and
    expenses...............                                                                        607.0         35.8      642.8
                                                                                                  ------      -------    -------
  Income before income
    taxes..................                                                                                              $  79.2
                                                                                                                         =======
  Underwriting gain
    (loss).................  $  (7.8)      $ (7.9)         $ (8.9)       $ (2.9)     $  0.6       $(26.9)     $  (0.1)   $ (27.0)
                             =======       ======          ======        ======      ======       ======      =======    =======

Loss and LAE Ratio.........     66.0%        75.1%           70.5%         67.9%       23.7%        68.3%       101.2%      68.4%
Underwriting Expense
  Ratio....................     36.3         32.3            37.7          49.5        57.2         36.3         10.0       36.2
                             -------       ------          ------        ------      ------       ------      -------    -------
Combined Ratio.............    102.3%       107.4%          108.2%        117.4%       80.9%       104.6%       111.2%     104.6%
                             =======       ======          ======        ======      ======       ======      =======    =======

MANAGEMENTS' DISCUSSION AND ANALYSIS OF THE COMPANY'S RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2000, COMPARED WITH QUARTER ENDED MARCH 31, 1999

    The Company's net premiums written decreased 1.3% to $747.7 million for the quarter ended March 31, 2000, from $757.5 million for the same period in 1999. The Company attributes the decrease in net premiums written to the substantial decrease in its gross premiums written which was due primarily to the Company's non-renewal of inadequately priced U.S. business. A large part of this decrease in gross premiums written was offset by decreased ceded premiums as a result of long-term changes in the Company's retrocessional programs. The decrease in net premiums written was comprised of decreases in net premiums written in DICO and RiskPartners, offset by an increase in net premiums written in HealthCare.

    DICO experienced a 3.0% decrease in net premiums written to $408.9 million for the first quarter of 2000, from $421.5 million for the same period in 1999. This decrease was primarily attributable to a 7.1% decrease in DICO's treaty business. RiskPartners experienced a 25.2% decrease in net premiums written to $112.2 million for the first quarter of 2000, from $150.0 million for the same period in 1999. This decrease was primarily attributable to a 38.6% decline in RiskPartners' treaty business and a 76.5% decline in its finite risk business, somewhat offset by a 27.8% increase in facultative writings. These decreases were partially offset by a 73.1% increase in HealthCare net premiums written to $61.1 million for the first quarter of 2000, from $35.3 million for the same period in 1999.

    The Company's net premiums earned increased 29.4% to $750.5 million for the quarter ended March 31, 2000, from $579.8 million for the same period in 1999. The increase in premiums earned was primarily attributable to the timing of premiums earned on business in force.

    Net losses and LAE incurred increased 73.0% to $686.3 million for the quarter ended March 31, 2000, from $396.7 million for the same period in 1999. This increase includes provisions for increased losses for the current accident year to reflect adverse market conditions, and additional loss provisions of $48.5 million for certain finite risk losses from prior accident years. In addition, the Company incurred $47.1 million of catastrophe losses during the quarter ended March 31, 2000. There were no catastrophe losses in the 1999 period.

    Underwriting expense, consisting of commission expense plus operating expense, increased 22.8% to $257.9 million for the quarter ended March 31, 2000, from $210.0 million for the same period in 1999. This increase was due to a 33.4% increase in commission expense to $201.3 million for the first quarter of 2000 from $150.9 million for the same period in 1999. This increase was primarily attributable to the increase in premiums earned. Operating expenses decreased 4.4% to $56.6 million for the first quarter of 2000 from $59.2 million for the first quarter of 1999.

    The Company experienced an underwriting loss (net premiums earned minus losses and LAE incurred and underwriting expenses) of $193.7 million for the quarter ended March 31, 2000, compared to an underwriting loss of $27.0 million for the same period in 1999. On a GAAP basis, the Company's loss ratio increased to 91.4% for the first quarter of 2000 from 68.4% for the same period in 1999, while the underwriting expense ratio decreased to 34.4% for the first quarter of 2000 from 36.2% for the same period in 1999. As a result of these changes, the combined ratio for the quarter ended March 31, 2000, increased to 125.8% from 104.6% for the same period in 1999.

    Pre-tax net investment income increased 0.3% to $107.3 million for the quarter ended March 31, 2000, from $107.0 million for the same period in 1999. The Company's after-tax net investment income decreased 2.8% to $76.8 million for the quarter ended March 31, 2000, from $79.0 million for the same period in 1999. This decrease was partially attributable to a repositioning of the investment portfolio.

    The Company realized net capital gains of $13.7 million for the quarter ended March 31, 2000, compared to net capital gains of $20.7 million for the same period in 1999. The 2000 period included capital gains of $27.4 million on the sale of common equities, offset by net capital losses of $13.7 million on the sale of bonds. The 1999 period included capital gains of $9.3 million on the sale of bonds and $14.9 million on the sale of common equities, offset by net capital losses of $3.5 million on the sale of other invested assets.

    Other income decreased 33.8% to $9.6 million for the quarter ended
March 31, 2000, from $14.5 million for the same period in 1999. This decrease was primarily attributable to a decrease in revenues from fee subsidiaries. Other expenses decreased 14.9% to $21.7 million for the first quarter of 2000 from $25.5 million for the same period in 1999.

    The Company experienced a loss before income taxes and distributions on preferred securities of $95.4 million for the quarter ended March 31, 2000, compared to income of $79.2 million for the same period in 1999. Federal and foreign income taxes are calculated based on the federal statutory tax rate adjusted for tax preference items.

FINANCIAL CONDITION

    Total consolidated assets increased 3.2% to $14,514.8 million at March 31, 2000, from $14,278.8 million at December 31, 1999. Total consolidated liabilities also increased 3.0% to $11,817.6 million at March 31, 2000, from $11,552.3 million at December 31, 1999.

    The total financial statement value of investments and cash increased slightly to $7,632.3 million at March 31, 2000, from $7,439.9 million at December 31, 1999, primarily due to cash flow from operations for the period, in addition to an increase in the fair value adjustment of investments held. The financial statement value of the investment portfolio at March 31, 2000, included a net decrease from amortized cost to fair value of $135.6 million for debt and equity investments, compared to a net decrease of $161.2 million at December 31, 1999. At March 31, 2000, the Company recognized a cumulative unrealized loss of $88.1 million due to the net adjustment to fair value on debt and equity investments, after applicable income tax effects, which was reflected in stockholder's equity as a component of accumulated other comprehensive income. This represents a net increase to stockholder's equity of $16.7 million from the cumulative unrealized loss on debt and equity securities of $104.8 million recognized at December 31, 1999.

    Common stockholder's equity decreased slightly to $2,459.7 million at March 31, 2000, from $2,489.0 million at December 31, 1999. This decrease was primarily attributable to the net loss of $58.9 million offset by a $29.6 million increase in accumulated other comprehensive income, net of tax.

    The Company's insurance/reinsurance subsidiaries' statutory surplus decreased to $2,063.6 million at March 31, 2000, from $2,166.0 million at December 31, 1999. Operating leverage, as measured by such subsidiaries' premiums-to-surplus ratio, on an annualized basis was 1.38 to 1 and 1.31 to 1 at March 31, 2000, and December 31, 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    The Company is an insurance holding company whose only material investment is in the capital stock of American Re-Insurance. The Company is dependent on dividends and tax allocation payments, primarily from American Re-Insurance, to meet its short- and long-term liquidity requirements, including its debt service obligations.

    The Company's cash flow from operations may be influenced by a variety of other factors, including cyclical changes in the property and casualty reinsurance market, insurance regulatory initiatives, and changes in general economic conditions. Liquidity requirements are met on a short- and long-term basis by funds provided by operations and from the maturity and the sale of investments. Cash provided by operations primarily consists of premiums collected, investment income, and reinsurance recoverable balances collected, less paid claims (including payments made to commute or settle reinsurance arrangements), retrocession payments, underwriting and interest expenses, QUIPS distributions, and income tax payments. Cash flows provided by operations for the Company were $88.3 million for the three-month period ended March 31, 2000, up from $24.1 million for the same period in 1999. The increase in the 2000 period is attributable to an increase in loss balance recoveries and federal income tax refunds received resulting from the net loss recognized in 1999.

    Cash and cash equivalents were $1,100.0 million and $597.5 million at March 31, 2000, and December 31, 1999, respectively. Cash and short-term investments are maintained for liquidity purposes and represented 14.4% and 8.0%, respectively, of total financial statement investments and cash on such dates. The increase in the level of cash and cash equivalents reflects a repositioning of the investment portfolio.

MARKET AND INTEREST RATE RISK

    The Company is subject to market risk arising from the potential change in the value of its various financial instruments. These changes may be due to fluctuations in interest and foreign exchange rate and equity prices. The major components of market risk affecting the Company are interest rate, foreign currency and equity risk.

    The Company has both fixed and variable (including mortgage backed securities and collateralized mortgage obligations) income investments with a value of $6,104.8 million at March 31, 2000 that are subject to changes in value due to market interest rates. The Company also has Senior Bank Debt of $75.0 million, Senior Notes of $498.5 million, and QUIPS of $237.5 million. The Senior Bank Debt is a variable rate loan, while the Senior Notes, and QUIPS are fixed rate instruments.

    The Company has exposure to movements in various currencies around the world, particularly the Euro and the Australian dollar. Changes in currency exchange rates primarily affect the international components of the Company's balance sheet, income statement, and statement of cash flows. This exposure is somewhat offset because the Company's reinsurance premiums and invested assets are partially offset by losses incurred and loss reserves, respectively, generally denominated in the same currency. At March 31, 2000, the Company had no material currency rate exposure.

    In addition to interest rate and foreign exchange risk, the Company's common equity portfolio of $415.5 million at March 31, 2000 is subject to changes in value based on changes in equity prices, predominately from the United States.

    In November 1999, American Re Capital Markets, Inc. ("ARCM"), a subsidiary of the Company, entered into certain index-based catastrophe-related swaps. Under the terms of the catastrophe swaps, ARCM may receive approximately
$182.0 million of potential payments in the event of three types of certain catastrophic events: California earthquakes, Midwest earthquakes, or Eastern and Gulf Coast windstorms. The Company adjusts the catastrophe swaps to fair value using a model pricing based upon interest rate spreads above comparable U.S. Treasury investments, applied to a notional value of $182.1 million.

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

PART II. OTHER INFORMATION

ITEMS 1 - 4 HAVE BEEN OMITTED AS THEY ARE EITHER INAPPLICABLE OR THE ANSWER IS NEGATIVE.

ITEM 5. OTHER INFORMATION.

    HOLOCAUST VICTIMS INSURANCE LAWS. Several states (including California, Maryland, Minnesota, New York, and Washington) have enacted legislation pertaining to insurance policies that were issued in Europe to Holocaust victims during the period 1920 through 1945, and legislation on this subject matter is under consideration in other states (including New Jersey). Insurance regulators in some of these states have taken actions or threatened to take actions to sanction insurance companies licensed in such states for alleged failure to comply with such laws. Most state insurance regulators have subscribed to a private, non-governmental, voluntary organization named the International Commission on Holocaust Era Insurance Claims ("Holocaust Commission") that is dedicated to identifying and resolving outstanding insurance claims from the Holocaust era for its members. Under some of the recently enacted state laws, an insurer's participation in the Holocaust Commission confers certain statutory benefits.

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

    The second California statute is the Holocaust Victim Insurance Relief Act of 1999 ("California Registry Law") designed to create a publicly accessible registry of Holocaust era policyholder information. The California Registry Law requires California licensed insurers to report Holocaust era policyholder information in their possession or in the possession of their "related companies," as that term is defined in the California Registry Law. The CID interprets this statute to require information even from companies that are not controlled by the licensed insurers or their parent companies. In March 2000, American Re-Insurance and the American Insurance Association, an insurance trade association, many of whose members are California licensed insurers, initiated litigation in California challenging the validity of the California Registry Law on constitutional and other grounds. That litigation is pending, and a stay of enforcement by the CID of the challenged law is in effect during the pendency of the litigation.

    FLORIDA. Florida has enacted a statute ("Florida Holocaust Law") that seeks reports of information on Holocaust era insurance. The Florida Holocaust Law requires Florida licensed insurers to report certain information on insurance policies issued in Europe during the Holocaust era by such licensees and their affiliates. American Re-Insurance and American Alternative Insurance Corporation ("American Alternative") have no information to report because they did not issue insurance policies in Europe during the relevant time period. However, the companies have timely filed reports disclosing information voluntarily provided by European insurers in which Munich Re has an investment interest. The Florida Insurance Department has issued subpoenas to American Re-Insurance, American Alternative, and approximately 40 other insurance companies seeking policyholder information in connection with the Florida Holocaust Law. An unaffiliated company initiated litigation against the Florida Insurance Department challenging the validity of the subpoenas and the constitutionality of the Florida Holocaust Law. That litigation is pending.

    NEW YORK. New York has enacted a statute ("New York Holocaust Law") similar to the Florida Holocaust Law. American Re-Insurance and American Alternative timely filed reports responsive to the New York Holocaust Law disclosing information voluntarily provided by European insurers in which Munich Re has an investment interest. The New York Insurance Department subsequently requested additional information in connection with Holocaust era insurance, and American Re promptly forwarded these requests to the European insurers which responded directly to the Department. Notwithstanding this, the Department has threatened to attempt to fine American Re up to $1,000 per day for alleged reporting violations unless Munich Re joins the Holocaust Commission, or agrees to pay alleged Holocaust claims involving companies that Munich Re does not control, or contributes to a humanitarian fund for the benefit of Holocaust survivors, and American Re-Insurance has received a letter from the Department's Disciplinary Unit that disciplinary action against American Re-Insurance and/or its officers is being considered. However, no formal action has been taken by the Department to date.

    WASHINGTON. Washington has enacted a statute similar to the California Registry Law. American Re-Insurance and American Alternative have reported to the Washington Insurance Department that they have nothing to report under the statute. The Department has asserted that the companies' report is not in compliance with the law and has indicated that it may initiate enforcement action against American Re, although no action has been commenced to date. Recently, an unaffiliated company initiated litigation challenging the Washington statute, and that litigation is pending.

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

    PENNSYLVANIA. In connection with American Re's efforts to acquire all of the outstanding shares of American Insurance Service, Inc., the holding company that owns United National Insurance Company ("United National"), Diamond State Insurance Company, and Hallmark Insurance Company, American Re is required to obtain the approval of three insurance departments which have regulatory authority over the transaction.

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

Dated: May 12, 2000