Form 10-Q
period 2000-06-30
AMERICAN RE CORP
filed 2000-08-14
CIK 889217

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

                      FOR THE QUARTER ENDED JUNE 30, 2000

                         COMMISSION FILE NUMBER 1-11688

                            ------------------------

                            AMERICAN RE CORPORATION

             (Exact name of registrant as specified in its charter)

                            ------------------------

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

                            ------------------------

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

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE.

        COMMON STOCK -$.01 PAR VALUE                             149.49712
---------------------------------------------  ---------------------------------------------
            Description of Class                   Shares Outstanding as of May 13, 2000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            AMERICAN RE CORPORATION
                               INDEX TO FORM 10-Q

                                                                PAGE
                                                              --------
PART I  FINANCIAL INFORMATION

    Item 1 -

        Consolidated balance sheets at June 30, 2000
        (unaudited), and December 31, 1999..................      1

        Consolidated statements of income for the
        three-month periods ended June 30, 2000, and 1999
        (unaudited).........................................      2

        Consolidated statements of cash flows for the
        three-month periods ended June 30, 2000, and 1999
        (unaudited).........................................      3

        Notes to consolidated interim financial
        statements..........................................      4

    Item 2 -

        Management's discussion and analysis of the
        Company's Results of Operations and Financial
        Condition...........................................     10

PART II  OTHER INFORMATION..................................     15

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                              JUNE 30, 2000   DECEMBER 31, 1999
                                                              -------------   -----------------
                                                               (UNAUDITED)
ASSETS:
Investments
  Fixed Maturities
      Bonds available for sale, at fair value (amortized
        cost: June 30, 2000--$6,543.8; December 31,
        1999--$6,511.6).....................................    $ 6,377.6         $ 6,315.2
      Preferred stock available for sale, at fair value
        (amortized cost: June 30, 2000--$85.2; December 31,
        1999--$84.4)........................................         84.1              84.6
  Equity securities available for sale, at fair value (cost:
    June 30, 2000--$421.7; December 31, 1999--$367.1).......        409.1             402.1
  Other invested assets.....................................         12.6              40.5
Cash and cash equivalents...................................        698.6             597.5
                                                                ---------         ---------
          Total investments and cash........................      7,582.0           7,439.9
Accrued investment income...................................         80.7              83.5
Premiums and other receivables..............................      1,168.3           1,181.2
Deferred policy acquisition costs...........................        325.2             324.5
Reinsurance recoverables on paid and unpaid losses..........      3,132.6           3,034.9
Funds held by ceding companies..............................        636.8             609.7
Prepaid reinsurance premiums................................        123.0             138.8
Deferred federal income taxes...............................        427.3             376.0
Other assets................................................      1,040.2           1,090.3
                                                                ---------         ---------
          Total assets......................................    $14,516.1         $14,278.8
                                                                =========         =========
LIABILITIES:
Loss and loss adjustment expense reserves...................    $ 8,591.0         $ 8,369.0
Unearned premium reserve....................................      1,228.5           1,223.4
                                                                ---------         ---------
          Total insurance reserves..........................      9,819.5           9,592.4
Loss balances payable.......................................        314.8             421.3
Funds held under reinsurance treaties.......................        461.1             322.6
Senior bank debt............................................         75.0              75.0
Senior notes................................................        498.5             498.5
Other liabilities...........................................        638.2             642.5
                                                                ---------         ---------
          Total liabilities.................................     11,807.1          11,552.3
                                                                ---------         ---------
Company-obligated mandatorily redeemable preferred
  securities of subsidiary trust holding as all of its
  assets Junior Subordinated Debentures.....................        237.5             237.5
                                                                ---------         ---------
STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01 per share; authorized: 1,000
  shares; issued and outstanding: June 30, 2000, and
  December 31, 1999--149.49712 shares.......................           --                --
Additional paid-in capital..................................      1,332.4           1,332.4
Retained earnings...........................................      1,259.9           1,296.6
Accumulated other comprehensive income......................       (120.8)           (140.0)
                                                                ---------         ---------
          Total stockholder's equity........................      2,471.5           2,489.0
                                                                ---------         ---------
          Total liabilities, Company-obligated mandatorily
            redeemable preferred securities of subsidiary
            trust and stockholder's equity..................    $14,516.1         $14,278.8
                                                                =========         =========

      See accompanying notes to consolidated interim financial statements.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                             (DOLLARS IN MILLIONS)

                                  (UNAUDITED)

                                                               THREE-MONTH
                                                                 PERIOD           SIX-MONTH PERIOD
                                                             ENDED JUNE 30,        ENDED JUNE 30,
                                                           -------------------   -------------------
                                                             2000       1999       2000       1999
                                                           --------   --------   --------   --------
REVENUE:
  Premiums written.......................................   $770.4     $667.2    $1,518.1   $1,424.7
  Change in unearned premium reserve.....................     (9.4)       9.6        (6.6)    (168.1)
                                                            ------     ------    --------   --------
    Premiums earned......................................    761.0      676.8     1,511.5    1,256.6
  Net investment income..................................    111.4      101.7       218.7      208.7
  Net realized capital gains.............................     17.6       37.5        31.3       58.2
  Other income...........................................      6.5        2.3        16.1       16.8
                                                            ------     ------    --------   --------
    Total revenue........................................    896.5      818.3     1,777.6    1,540.3
                                                            ------     ------    --------   --------
LOSSES AND EXPENSES:
  Losses and loss adjustment expenses....................    600.6      511.3     1,286.9      908.0
  Commission expense.....................................    172.5      148.3       373.8      299.2
  Operating expense......................................     60.3       65.7       116.9      124.9
  Interest expense.......................................     10.7       10.0        21.3       20.5
  Other expense..........................................     20.1       16.5        41.8       42.0
                                                            ------     ------    --------   --------
    Total losses and expenses............................    864.2      751.8     1,840.7    1,394.6
                                                            ------     ------    --------   --------
    Income (loss) before income taxes and distributions
      on preferred securities of subsidiary trust........     32.3       66.5       (63.1)     145.7
  Federal and foreign income taxes.......................      6.8       17.5       (33.0)      36.4
                                                            ------     ------    --------   --------
    Income (loss) before distributions on preferred
      securities of subsidiary trust.....................     25.5       49.0       (30.1)     109.3
  Distributions on preferred securities of subsidiary
    trust, net of applicable income tax of $1.7 and $3.5,
    respectively.........................................     (3.3)      (3.3)       (6.6)      (6.6)
                                                            ------     ------    --------   --------
    Net income (loss) to common stockholders.............   $ 22.2     $ 45.7    $  (36.7)  $  102.7
                                                            ======     ======    ========   ========

      See accompanying notes to consolidated interim financial statements.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN MILLIONS)

                                  (UNAUDITED)

                                                               SIX-MONTH PERIOD
                                                                ENDED JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $  (36.7)  $  102.7
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Decrease (increase) in accrued investment income........       2.8       (1.1)
    Decrease (increase) in premiums and other receivables...      12.9       69.7
    Decrease (increase) in deferred policy acquisition
      costs.................................................      (0.7)     (42.2)
    Increase in reinsurance recoverables....................     (97.6)    (200.3)
    Increase in insurance reserves..........................     227.1      172.3
    Decrease (increase) in current and deferred federal and
      foreign income tax assets.............................      (4.1)     (15.9)
    Change in other assets and liabilities, net.............     (17.0)     (62.4)
    Depreciation expense on property and equipment..........       2.6        4.8
    Net realized capital gains..............................     (31.3)     (58.2)
    Change in other, net....................................      65.8       12.4
                                                              --------   --------
      Net cash provided by (used in) operating activities...     123.8      (18.2)
                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments available for sale:
    Purchases...............................................  (1,834.4)  (1,707.1)
    Maturities..............................................     188.4      240.5
    Sales...................................................   1,600.3    1,826.4
  Other investments:
    Purchases...............................................      (1.1)     (11.8)
    Sales...................................................      28.3        1.6
  Cost of additions to property and equipment...............       0.2       (4.8)
                                                              --------   --------
      Net cash provided by (used in) investing activities...     (18.3)     344.8
                                                              --------   --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS...............................................      (4.4)      (0.3)
                                                              --------   --------
      Net increase in cash and cash equivalents.............     101.1      326.3
Cash and cash equivalents, beginning of period..............     597.5      274.9
                                                              --------   --------
Cash and cash equivalents, end of period....................  $  698.6   $  601.2
                                                              ========   ========

      See accompanying notes to consolidated interim financial statements.

                            AMERICAN RE CORPORATION

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                                 JUNE 30, 2000

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

    The information for the interim periods ended June 30, 2000, and 1999, is unaudited. The interim consolidated financial statements have been prepared on the basis of generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. Intercompany accounts and transactions have been eliminated. These financial statements should be read in conjunction with the financial statements and related notes in the Company's 1999 Form 10-K.

2.  COMPREHENSIVE INCOME

    The Company had comprehensive income of $11.8 million for the three-month period ended June 30, 2000, compared to a comprehensive loss of $45.7 million for the same period in 1999, and a comprehensive loss of $17.5 million for the six-month period ended June 30, 2000, compared to a comprehensive loss of $66.4 million for the same period in 1999.

    The components of accumulated other comprehensive income are as follows:

                                                           NET UNREALIZED
                                                            APPRECIATION      NET UNREALIZED
                                                          (DEPRECIATION) OF   LOSS ON FOREIGN
                                                             INVESTMENTS         EXCHANGE        TOTAL
                                                          -----------------   ---------------   --------
Balance at December 31, 1998............................        $ 158.9           $(35.8)       $ 123.1
  Period change.........................................         (204.9)             2.9         (202.0)
    Tax effect..........................................           71.7             (1.0)          70.7
  Reclassification adjustment for gain/loss included in
    net income..........................................          (58.2)              --          (58.2)
    Tax effect..........................................           20.4               --           20.4
                                                                -------           ------        -------
Balance at June 30, 1999................................        $ (12.1)          $(33.9)       $ (46.0)
                                                                =======           ======        =======

Balance at December 31, 1999............................        $(104.8)          $(35.2)       $(140.0)
  Period change.........................................           12.7             48.1           60.8
    Tax effect..........................................           (4.4)           (16.8)         (21.2)
  Reclassification adjustment for gain/loss included in
    net income..........................................          (31.3)              --          (31.3)
    Tax effect..........................................           10.9               --           10.9
                                                                -------           ------        -------
Balance at June 30, 2000................................        $(116.9)          $ (3.9)       $(120.8)
                                                                =======           ======        =======

                            AMERICAN RE CORPORATION

                                 JUNE 30, 2000

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

                                                          THREE-MONTH PERIOD     SIX-MONTH PERIOD
                                                            ENDED JUNE 30,        ENDED JUNE 30,
                                                          -------------------   -------------------
                                                            2000       1999       2000       1999
                                                          --------   --------   --------   --------
Premiums written
  Direct................................................  $  59.7    $  52.0    $  126.2   $  119.5
  Assumed...............................................    854.3      806.1     1,599.1    1,653.3
  Ceded.................................................   (143.6)    (190.9)     (207.2)    (348.1)
                                                          -------    -------    --------   --------
  Net...................................................    770.4      667.2     1,518.1    1,424.7
                                                          =======    =======    ========   ========
Premiums earned
  Direct................................................     66.1       54.5       126.0      118.0
  Assumed...............................................    846.9      802.9     1,588.4    1,480.0
  Ceded.................................................   (152.0)    (180.6)     (202.9)    (341.4)
                                                          -------    -------    --------   --------
  Net...................................................    761.0      676.8     1,511.5    1,256.6
                                                          =======    =======    ========   ========
Losses incurred
  Direct................................................     57.0       87.5        80.7       99.1
  Assumed...............................................    689.7      478.9     1,490.8    1,085.5
  Ceded.................................................   (146.1)     (55.1)     (284.6)    (276.6)
                                                          -------    -------    --------   --------
  Net...................................................  $ 600.6    $ 511.3    $1,286.9   $  908.0
                                                          =======    =======    ========   ========

4.  SEGMENT REPORTING

    American Re's Domestic Insurance Company Operations ("DICO") serves U.S. insurance companies by providing them with customized, integrated treaty, facultative and finite risk reinsurance programs on a direct basis. American Re's alternative market strategic business unit, Munich-American
RiskPartners, Inc. ("RiskPartners") provides customized risk transfer, risk sharing, and risk management solutions to self-insured clients worldwide. International Operations ("International") provides treaty, facultative and finite risk reinsurance along with a range of other customized products and services to insurance companies and other entities worldwide. American Re Financial Products ("ARFP") provides clients with an array of highly customized financial risk management products and services, including credit enhancement and integrated risk management. American Re HealthCare ("HealthCare") integrates risk transfer products and specialized services to help insurance companies and self-insureds predict, prevent, and manage catastrophic medical events. In addition to its core reinsurance business, American Re, through

                            AMERICAN RE CORPORATION

                                 JUNE 30, 2000

                             (DOLLARS IN MILLIONS)

                                  (UNAUDITED)

4.  SEGMENT REPORTING (CONTINUED)
various subsidiaries, offers a broad array of related services including actuarial and financial analysis, due diligence consulting for mergers and acquisitions, rent-a-captive facilities, and reinsurance and insurance brokerage. The financial results of these subsidiaries have been aggregated along with holding company operations for presentation of segment results. Segment information for the three months ended June 30, 1999, as filed in the Company's June 1999 Form 10Q, has been restated to reflect management's increased focus on the Company's ARFP and HealthCare segments.

THREE MONTHS ENDED JUNE 30, 2000

                                                                                                TOTAL
                                                                                             REINSURANCE/   HOLDING
                                                                                              INSURANCE     COMPANY
                             DICO     RISKPARTNERS   INTERNATIONAL   HEALTHCARE     ARFP      OPERATIONS    & OTHER     TOTAL
                           --------   ------------   -------------   ----------   --------   ------------   --------   --------
REVENUES
GROSS PREMIUMS WRITTEN...   $492.4       $190.1         $144.5         $68.0       $18.9        $913.9       $ 0.1      $914.0
                            ------       ------         ------         -----       -----        ------       -----      ------
NET PREMIUMS WRITTEN.....    413.0        136.2          137.9          65.3        17.9         770.3         0.1       770.4
                            ------       ------         ------         -----       -----        ------       -----      ------
PREMIUMS EARNED..........    403.4        134.9          148.1          65.9         8.6         760.9         0.1       761.0
Net investment income....                                                                        104.8         6.6       111.4
Net realized capital
  gains..................                                                                         17.7        (0.1)       17.6
Other income.............                                                                          0.5         6.0         6.5
                                                                                                ------       -----      ------
  Total revenue..........                                                                        883.9        12.6       896.5
                                                                                                ------       -----      ------
LOSSES AND
  EXPENSES
LOSSES AND LAE...........    317.4        108.8          120.5          46.9         7.0         600.6          --       600.6
UNDERWRITING EXPENSE.....    131.8         41.7           38.8          18.0         2.1         232.4         0.4       232.8
Interest expense.........                                                                           --        10.7        10.7
Other expense............                                                                          5.1        15.0        20.1
                                                                                                ------       -----      ------
  Total losses and
    expenses.............                                                                        838.1        26.1       864.2
                                                                                                ------       -----      ------
  Income (loss) before
    income taxes.........                                                                                                 32.3
                                                                                                                        ======
  UNDERWRITING GAIN
    (LOSS)...............    (45.8)       (15.6)         (11.2)          1.0        (0.5)        (72.1)       (0.3)      (72.4)
                            ======       ======         ======         =====       =====        ======       =====      ======

LOSS AND LAE RATIO.......     78.7%        80.6%          81.4%         71.1%       80.1%         78.9%        N/M        78.9%
UNDERWRITING EXPENSE
  RATIO..................     32.7%        31.0%          26.2%         27.4%       25.2%         30.5%        N/M        30.6%
                            ------       ------         ------         -----       -----        ------       -----      ------
COMBINED RATIO...........    111.4%       111.6%         107.6%         98.5%      105.3%        109.4%        N/M       109.5%
                            ======       ======         ======         =====       =====        ======       =====      ======

                            AMERICAN RE CORPORATION

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                                 JUNE 30, 2000

                             (DOLLARS IN MILLIONS)

                                  (UNAUDITED)

THREE MONTHS ENDED JUNE 30, 1999

                                                                                                TOTAL
                                                                                             REINSURANCE/   HOLDING
                                                                                              INSURANCE     COMPANY
                             DICO     RISKPARTNERS   INTERNATIONAL   HEALTHCARE     ARFP      OPERATIONS    & OTHER     TOTAL
                           --------   ------------   -------------   ----------   --------   ------------   --------   --------
REVENUES
GROSS PREMIUMS WRITTEN...   $469.4       $194.7         $142.6         $36.8       $ 7.7        $851.2       $ 6.9      $858.1
                            ------       ------         ------         -----       -----        ------       -----      ------
NET PREMIUMS WRITTEN.....    375.1        123.0          124.2          31.1         6.9         660.3         6.9       667.2
                            ------       ------         ------         -----       -----        ------       -----      ------
PREMIUMS EARNED..........    388.1        122.9          133.8          21.4         3.7         669.9         6.9       676.8
Net investment income....                                                                         99.2         2.5       101.7
Net realized capital
  gains..................                                                                         37.5          --        37.5
Other income.............                                                                          0.8         1.5         2.3
                                                                                                ------       -----      ------
  Total revenue..........                                                                        807.4        10.9       818.3
                                                                                                ------       -----      ------
LOSSES AND
  EXPENSES
LOSSES AND LAE...........    295.0         88.4          105.4          14.7         1.0         504.5         6.8       511.3
UNDERWRITING EXPENSE.....    133.6         33.5           35.0           9.3         3.1         214.5        (0.5)      214.0
Interest expense.........                                                                           --        10.0        10.0
Other expense............                                                                          1.9        14.6        16.5
                                                                                                ------       -----      ------
  Total losses and
    expenses.............                                                                        720.9        30.9       751.8
                                                                                                ------       -----      ------
  Income (loss) before
    income taxes.........                                                                                                 66.5
                                                                                                                        ======
  UNDERWRITING GAIN
    (LOSS)...............    (40.5)         1.0           (6.6)         (2.6)       (0.4)        (49.1)        0.6       (48.5)
                            ======       ======         ======         =====       =====        ======       =====      ======

LOSS AND LAE RATIO.......     76.0%        71.9%          78.8%         68.7%       27.0%         75.3%       98.3%       75.5%
UNDERWRITING EXPENSE
  RATIO..................     34.4%        27.3%          26.2%         43.5%       83.8%         32.0%       (7.7)%      31.6%
                            ------       ------         ------         -----       -----        ------       -----      ------
COMBINED RATIO...........    110.4%        99.2%         105.0%        112.2%      110.8%        107.3%       90.6%      107.1%
                            ======       ======         ======         =====       =====        ======       =====      ======

                            AMERICAN RE CORPORATION

                                 JUNE 30, 2000

                             (DOLLARS IN MILLIONS)

                                  (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2000

                                                                                              TOTAL
                                                                                           REINSURANCE/   HOLDING
                                                                                            INSURANCE     COMPANY
                           DICO     RISKPARTNERS   INTERNATIONAL   HEALTHCARE     ARFP      OPERATIONS    & OTHER     TOTAL
                         --------   ------------   -------------   ----------   --------   ------------   --------   --------
REVENUES
GROSS PREMIUMS
  WRITTEN..............   $890.2       $356.6         $295.9         $133.5      $49.0       $1,725.2      $ 0.1     $1,725.3
                          ------       ------         ------         ------      -----       --------      -----     --------
NET PREMIUMS WRITTEN...    821.9        248.4          286.5          126.4       34.8        1,518.0        0.1      1,518.1
                          ------       ------         ------         ------      -----       --------      -----     --------
PREMIUMS EARNED........    843.2        252.6          271.8          126.7       17.0        1,511.3        0.2      1,511.5
Net investment
  income...............                                                                         206.6       12.1        218.7
Net realized capital
  gains................                                                                          31.3         --         31.3
Other income...........                                                                           0.5       15.6         16.1
                                                                                             --------      -----     --------
  Total revenue........                                                                       1,749.7       27.9      1,777.6
                                                                                             --------      -----     --------
LOSSES AND EXPENSES
LOSSES AND LAE.........    724.6        206.6          252.2           89.5       14.0        1,286.9         --      1,286.9
UNDERWRITING EXPENSE...    289.5         77.6           82.4           37.2        3.5          490.2        0.5        490.7
Interest expense.......                                                                            --       21.3         21.3
Other expense..........                                                                          12.7       29.1         41.8
                                                                                             --------      -----     --------
  Total losses and
    expenses...........                                                                       1,789.8       50.9      1,840.7
                                                                                             --------      -----     --------
  Income (loss) before
    income taxes.......                                                                                                 (63.1)
                                                                                                                     ========
UNDERWRITING GAIN
  (LOSS)...............   (170.9)       (31.6)         (62.8)           0.0       (0.5)        (265.8)      (0.3)      (266.1)
                          ======       ======         ======         ======      =====       ========      =====     ========

LOSS AND LAE RATIO.....     85.9%        81.8%          92.8%          70.6%      82.0%          85.2%       N/M         85.1%
UNDERWRITING EXPENSE
  RATIO................     34.3%        30.7%          30.3%          29.3%      20.9%          32.4%       N/M         32.5%
                          ------       ------         ------         ------      -----       --------      -----     --------
COMBINED RATIO.........    120.2%       112.5%         123.1%          99.9%     102.9%         117.6%       N/M        117.6%
                          ======       ======         ======         ======      =====       ========      =====     ========

                            AMERICAN RE CORPORATION

                                 JUNE 30, 2000

                             (DOLLARS IN MILLIONS)

                                  (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 1999

                                                                                              TOTAL
                                                                                           REINSURANCE/   HOLDING
                                                                                            INSURANCE     COMPANY
                           DICO     RISKPARTNERS   INTERNATIONAL   HEALTHCARE     ARFP      OPERATIONS    & OTHER     TOTAL
                         --------   ------------   -------------   ----------   --------   ------------   --------   --------
REVENUES
GROSS PREMIUMS
  WRITTEN..............   $963.5       $422.4         $293.8         $70.6       $14.3       $1,764.6       $8.2     $1,772.8
                          ------       ------         ------         -----       -----       --------       ----     --------
NET PREMIUMS WRITTEN...    796.5        273.0          267.0          66.5        13.5        1,416.5        8.2      1,424.7
                          ------       ------         ------         -----       -----       --------       ----     --------
PREMIUMS EARNED........    730.5        229.3          243.5          38.1         7.0        1,248.4        8.2      1,256.6
Net investment
  income...............                                                                         204.8        3.9        208.7
Net realized capital
  gains................                                                                          58.2         --         58.2
Other income...........                                                                          (0.2)      17.0         16.8
                                                                                             --------       ----     --------
  Total revenue........                                                                       1,511.2       29.1      1,540.3
                                                                                             --------       ----     --------
LOSSES AND EXPENSES
LOSSES AND LAE.........    521.1        168.3          182.7          26.0         1.8          899.9        8.1        908.0
UNDERWRITING EXPENSE...    257.7         67.9           76.3          17.6         5.0          424.5       (0.4)       424.1
Interest expense.......                                                                            --       20.5         20.5
Other expense..........                                                                           3.5       38.5         42.0
                                                                                             --------       ----     --------
  Total losses and
    expenses...........                                                                       1,327.9       66.7      1,394.6
                                                                                             --------       ----     --------
  Income (loss) before
    income taxes.......                                                                                                 145.7
                                                                                                                     ========
  UNDERWRITING GAIN
    (LOSS).............    (48.3)        (6.9)         (15.5)         (5.5)        0.2          (76.0)       0.5        (75.5)
                          ======       ======         ======         =====       =====       ========       ====     ========

LOSS AND LAE RATIO.....     71.3%        73.4%          75.0%         68.2%       25.7%          72.1%      98.8%        72.3%
UNDERWRITING EXPENSE
  RATIO................     35.3%        29.6%          31.3%         46.2%       71.4%          34.0%      (4.9)%       33.7%
                          ------       ------         ------         -----       -----       --------       ----     --------
COMBINED RATIO.........    106.6%       103.0%         106.3%        114.4%       97.1%         106.1%      93.9%       106.0%
                          ======       ======         ======         =====       =====       ========       ====     ========

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

MANAGEMENTS' DISCUSSION AND ANALYSIS OF THE COMPANY'S RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2000, COMPARED WITH QUARTER ENDED JUNE 30, 1999

    The Company's net premiums written increased 15.5% to $770.4 million for the quarter ended June 30, 2000, from $667.2 million for the same period in 1999. This increase is partially attributable to increases in gross premiums written, in addition to decreased ceded premiums resulting from long-term changes in the Company's retrocessional programs. The increase in net premiums written was comprised of increases in net premiums written in DICO, RiskPartners, International, HealthCare and ARFP.

    DICO experienced a 10.1% increase in net premiums written to $413.0 million for the second quarter of 2000, from $375.1 million for the same period in 1999. This increase was primarily attributable to a $54.8 million increase in DICO's facultative business. RiskPartners experienced a 10.7% increase in net premiums written to $136.2 million for the second quarter of 2000, from $123.0 million for the same period in 1999. This increase was primarily attributable to a $16.3 million increase in RiskPartners' direct business and a $13.6 million increase in its facultative business, somewhat offset by a $14.2 million decrease in finite risk writings. International experienced a 11.0% increase in net premiums written to $137.9 million for the second quarter of 2000, from $124.2 million for the same period in 1999. HealthCare experienced a significant increase in net premiums written to $65.3 million for the second quarter of 2000, from $31.1 million for the same period in 1999. ARFP experienced a significant increase in net premiums written to $17.9 million for the second quarter of 2000, from $6.9 million for the same period in 1999.

    The Company's net premiums earned increased 12.4% to $761.0 million for the quarter ended June 30, 2000, from $676.8 million for the same period in 1999. The increase in premiums earned was primarily attributable to the increase in net premiums written, somewhat offset by the timing of premiums earned on business in force.

    Net losses and LAE incurred increased 17.5% to $600.6 million for the quarter ended June 30, 2000, from $511.3 million for the same period in 1999. This increase includes provisions for increased losses for the current accident year to reflect adverse market conditions and additional loss provisions of $38.4 million for certain finite risk losses, primarily from prior accident years. The Company incurred $4.7 million of catastrophe losses during the quarter ended June 30, 2000, compared to $27.5 million during the 1999 period.

    Underwriting expense, consisting of commission expense plus operating expense, increased 8.8% to $232.8 million for the quarter ended June 30, 2000, from $214.0 million for the same period in 1999. This increase was due to a 16.3% increase in commission expense to $172.5 million for the second quarter of 2000 from $148.3 million for the same period in 1999. This increase was primarily attributable to the increase in premiums earned. Operating expenses decreased 8.2% to $60.3 million for the second quarter of 2000 from $65.7 million for the second quarter of 1999. This decrease was primarily attributable to a decrease in overhead costs related to underwriting activities.

    The Company experienced an underwriting loss (net premiums earned minus losses and LAE incurred and underwriting expenses) of $72.4 million for the quarter ended June 30, 2000, compared to an underwriting loss of $48.5 million for the same period in 1999. On a GAAP basis, the Company's loss ratio increased to 78.9% for the second quarter of 2000 from 75.5% for the same period in 1999, while the underwriting expense ratio decreased to 30.6% for the second quarter of 2000 from 31.6% for the same period in 1999. As a result of these changes, the combined ratio for the quarter ended June 30, 2000, increased to 109.5% from 107.2% for the same period in 1999.

    Pre-tax net investment income increased 9.5% to $111.4 million for the quarter ended June 30, 2000, from $101.7 million for the same period in 1999. This increase is primarily attributable to a greater amount of taxable bond income, in addition to higher overall portfolio yields during the 2000 period. The Company's after-tax net investment income increased 2.5% to $77.2 million for the quarter ended June 30, 2000, from $75.3 million for the same period in 1999.

    The Company realized net capital gains of $17.6 million for the quarter ended June 30, 2000, compared to net capital gains of $37.5 million for the same period in 1999. The 2000 period included capital gains of $20.5 million on the sale of common equities, offset by net capital losses of $2.8 million on the sale of bonds. The 1999 period included capital gains of $1.0 million on the sale of bonds and $33.6 million on the sale of common equities.

    Other income increased to $6.5 million for the quarter ended June 30, 2000, from $2.3 million for the same period in 1999. This increase was primarily attributable to an increase in revenues from fee subsidiaries. Other expenses increased 21.8% to $20.1 million for the second quarter of 2000 from $16.5 million for the same period in 1999. This increase was primarily attributable to an increase in the allocation of overhead costs related to non-underwriting activities.

    Income before income taxes and distributions on preferred securities decreased 51.4% to $32.3 million for the quarter ended June 30, 2000, from $66.5 million for the same period in 1999.

SIX MONTHS ENDED JUNE 30, 2000, COMPARED WITH SIX MONTHS ENDED JUNE 30, 1999

    The Company's net premiums written increased 6.6% to $1,518.1 million for the six months ended June 30, 2000, from $1,424.7 million for the same period in 1999. This increase is partially attributable to decreased ceded premiums resulting from long-term changes in the Company's retrocessional programs. The increase in net premiums written was comprised of increases in net premiums written in DICO, International, HealthCare and ARFP.

    DICO experienced a 3.2% increase in net premiums written to $821.9 million for the six months ended June 30, 2000, from $796.5 million for the same period in 1999. This increase was primarily attributable to a $57.0 million increase in DICO's facultative business. International experienced a 7.3% increase in net premiums written to $286.5 million for the six months ended June 30, 2000, from $267.0 million for the same period in 1999. This decrease was primarily attributable to a $45.2 million increase in International's treaty business, offset by a $26.8 million decline in its finite risk business. HealthCare experienced a substantial increase in net premiums written to $126.4 million for the six months ended June 30, 2000, from $66.5 million for the same period in 1999. ARFP experienced a substantial increase in net premiums written to $34.8 million for the six months ended June 30, 2000, from $13.5 million for the same period in 1999. These increases were partially offset by a 9.0% decrease in RiskPartners net premiums written to $248.4 million for the six months ended June 30, 2000, from $273.0 million for the same period in 1999.

    The Company's net premiums earned increased 20.3% to $1,511.5 million for the six months ended June 30, 2000, from $1,256.6 million for the same period in 1999. The increase in premiums earned was primarily attributable to the increase in net premiums written and the timing of premiums earned on business in force.

    Net losses and LAE incurred increased 41.7% to $1,286.9 million for the six months ended June 30, 2000, from $908.0 million for the same period in 1999. This increase includes provisions for increased losses for the current accident year to reflect adverse market conditions and additional loss provisions of $86.9 million for certain finite risk losses, primarily from prior accident years. In addition, the Company incurred $51.8 million of catastrophe losses during the six months ended June 30, 2000, compared to $27.5 million during the 1999 period.

    Underwriting expense, consisting of commission expense plus operating expense, increased 15.7% to $490.7 million for the six months ended June 30, 2000, from $424.1 million for the same period in 1999. This increase was due to a 24.9% increase in commission expense to $373.8 million for the six months ended June 30, 2000 from $299.2 million for the same period in 1999. This increase was primarily attributable to the increase in premiums earned. Operating expenses decreased 6.4% to $116.9 million for the six months ended June 30, 2000 from $124.9 million for the six months ended June 30, 1999. This decrease was primarily attributable to a decrease in overhead costs related to underwriting activities.

    The Company experienced an underwriting loss (net premiums earned minus losses and LAE incurred and underwriting expenses) of $266.1 million for the six months ended June 30, 2000, compared to an underwriting loss of $75.5 million for the same period in 1999. On a GAAP basis, the Company's loss ratio increased to 85.1% for the six months ended June 30, 2000 from 72.3% for the same period in 1999, while the underwriting expense ratio decreased to 32.5% for the six months ended June 30, 2000 from 33.7% for the same period in 1999. As a result of these changes, the combined ratio for the six months ended June 30, 2000, increased to 117.6% from 106.0% for the same period in 1999.

    Pre-tax net investment income increased 4.8% to $218.7 million for the six months ended June 30, 2000, from $208.7 million for the same period in 1999. This increase was primarily attributable to an increase in taxable bond income. The Company's after-tax net investment income decreased slightly to $154.0 million for the six months ended June 30, 2000, from $154.3 million for the same period in 1999.

    The Company realized net capital gains of $31.3 million for the six months ended June 30, 2000, compared to net capital gains of $58.2 million for the same period in 1999. The 2000 period included capital gains of $47.9 million on the sale of common equities, offset by net capital losses of $16.5 million on the sale of bonds. The 1999 period included capital gains of $10.3 million on the sale of bonds and $48.5 million on the sale of common equities.

    Other income decreased 4.2% to $16.1 million for the six months ended
June 30, 2000, from $16.8 million for the same period in 1999. This decrease was primarily attributable to a decrease in revenues from fee subsidiaries. Other expenses decreased 0.5% to $41.8 million for the six months ended June 30, 2000 from $42.0 million for the same period in 1999.

    The Company experienced a loss before income taxes and distributions on preferred securities of $63.1 million for the six months ended June 30, 2000, compared to income of $145.7 million for the same period in 1999.

FINANCIAL CONDITION

    Total consolidated assets increased 1.7% to $14,516.1 million at June 30, 2000, from $14,278.8 million at December 31, 1999. Total consolidated liabilities also increased 2.2% to $11,807.1 million at June 30, 2000, from $11,552.3 million at December 31, 1999.

    The total financial statement value of investments and cash increased 1.9% to $7,582.0 million at June 30, 2000, from $7,439.9 million at December 31, 1999, primarily due to cash flow from operations for the period. The financial statement value of the investment portfolio at June 30, 2000, included a net decrease from amortized cost to fair value of $179.8 million for debt and equity investments, compared to a net decrease of $161.2 million at December 31, 1999. At June 30, 2000, the Company recognized a cumulative unrealized loss of $116.9 million due to the net adjustment to fair value on debt and equity investments, after applicable income tax effects, which was reflected in stockholder's equity as a component of accumulated other comprehensive income. This represents a net decrease to stockholder's equity of $12.1 million from the cumulative unrealized loss on debt and equity securities of $104.8 million recognized at December 31, 1999.

    Common stockholder's equity decreased slightly to $2,471.5 million at June 30, 2000, from $2,489.0 million at December 31, 1999. This decrease was attributable to the net loss of $36.7 million for the six months ended June 30, 2000, and the $12.1 million unrealized loss on investments for the period, offset by a $31.3 million unrealized gain on foreign exchange for the period, after applicable income taxes.

    The Company's insurance/reinsurance subsidiaries' statutory surplus decreased to $2,034.0 million at June 30, 2000, from $2,166.0 million at December 31, 1999. This decrease was primarily attributable to statutory net operating losses of $61.3 million for the six months ended June 30, 2000, in addition to unrealized losses on investments of $73.1 million. Operating leverage, as measured by such subsidiaries' premiums-to-surplus ratio, on an annualized basis was 1.45 to 1 and 1.31 to 1 at June 30, 2000, and December 31, 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    The Company is an insurance holding company whose only material investment is in the capital stock of American Re-Insurance. The Company is dependent on dividends and tax allocation payments, primarily from American Re-Insurance, to meet its short- and long-term liquidity requirements, including its debt service obligations.

    The Company's cash flow from operations may be influenced by a variety of other factors, including cyclical changes in the property and casualty reinsurance market, insurance regulatory initiatives, and changes in general economic conditions. Liquidity requirements are met on a short- and long-term basis by funds provided by operations and from the maturity and the sale of investments. Cash provided by operations primarily consists of premiums collected, investment income, and reinsurance recoverable balances collected, less paid claims (including payments made to commute or settle reinsurance arrangements), retrocession payments, underwriting and interest expenses, QUIPS distributions, and income tax payments. Cash flows provided by operations for the Company were $123.8 million for the six-month period ended June 30, 2000, compared to cash flows used in operation of $18.2 million for the same period in 1999. The increase in the 2000 period is attributable to increased net premium collections and federal income tax refunds received resulting from the net loss recognized in 1999.

    Cash and cash equivalents were $698.6 million and $597.5 million at June 30, 2000, and December 31, 1999, respectively. Cash and short-term investments are maintained for liquidity purposes and represented 9.2% and 8.0%, respectively, of total financial statement investments and cash on such dates. The increase in the level of cash and cash equivalents reflects a repositioning of the investment portfolio.

MARKET AND INTEREST RATE RISK

    The Company is subject to market risk arising from the potential change in the value of its various financial instruments. These changes may be due to fluctuations in interest and foreign exchange rate and equity prices. The major components of market risk affecting the Company are interest rate, foreign currency and equity risk.

    The Company has both fixed and variable (including mortgage backed securities and collateralized mortgage obligations) income investments with a value of $6,461.7 million at June 30, 2000 that are subject to changes in value due to market interest rates. The Company also has Senior Bank Debt of $75.0 million, Senior Notes of $498.5 million, and QUIPS of $237.5 million. The Senior Bank Debt is a variable rate loan, while the Senior Notes, and QUIPS are fixed rate instruments.

    The Company has exposure to movements in various currencies around the world, particularly the British pound, the Euro and the Australian dollar. Changes in currency exchange rates primarily affect the international components of the Company's balance sheet, income statement, and statement of cash flows. This exposure is somewhat offset because the Company's reinsurance premiums and invested assets are partially offset by losses incurred and loss reserves, respectively, generally denominated in the same currency. At June 30, 2000, the Company had no material currency rate exposure.

    In addition to interest rate and foreign exchange risk, the Company's common equity portfolio of $409.1 million at June 30, 2000 is subject to changes in value based on changes in equity prices, predominately from the United States.

    In November 1999, American Re Capital Markets, Inc. ("ARCM"), a subsidiary of the Company, entered into certain index-based catastrophe-related swaps. Under the terms of the catastrophe swaps, ARCM may receive approximately
$182.0 million of potential payments in the event of three types of certain catastrophic events: California earthquakes, Midwest earthquakes, or Eastern and Gulf Coast windstorms. The Company adjusts the catastrophe swaps to fair value using a model pricing based upon interest rate spreads above comparable U.S. Treasury investments, applied to a notional value of $182.0 million.

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

    CALIFORNIA. California has two Holocaust era insurance related statutes. The first purports to permit the suspension of an insurer's license if it or any of its affiliates has failed to pay any claim of Holocaust victims proven to be valid and unpaid. This statute also authorizes the Commissioner to include consideration of whether an insurer is participating in the Holocaust Commission in deciding whether to suspend the insurer's license. In July, 1999, the California Insurance Department ("CID") initiated an examination and hearing involving the Company's California licensed insurers and Munich Re in order to investigate whether these companies or affiliated companies in Europe had outstanding Holocaust era insurance claims. While the licensees named in the examination and hearing process either were not in existence or did not do business in Europe during the Holocaust era, and Munich Re, as a reinsurer, never issued any insurance policies, the CID sought information on Holocaust era insurance from European insurers in which Munich Re has an indirect investment interest. The hearing and examination are pending.

    The second California statute is the Holocaust Victim Insurance Relief Act of 1999 ("California Registry Law") designed to create a publicly accessible registry of Holocaust era policyholder information. The California Registry Law requires California licensed insurers to report Holocaust era policyholder information in their possession or in the possession of their "related companies," as that term is defined in the California Registry Law. The CID interprets this statute to require information even from companies that are not controlled by the licensed insurers or their parent companies. In March 2000, American Re-Insurance and the American Insurance Association, an insurance trade association, many of whose members are California licensed insurers, initiated litigation in California challenging the validity of the California Registry Law on constitutional and other grounds. In June 2000, the California Superior Court issued a preliminary injunction against the CID from enforcing the California Registry Law. The litigation is pending.

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

    PENNSYLVANIA. American Re has been advised that the owners ("Sellers") of the United National Group of insurance companies ("UNG") have exercised their right to terminate the share purchase agreement between them and American Re (the "Agreement"). Under the terms of the Agreement, the Sellers have had the right to terminate the Agreement since March 10, 2000. The Sellers terminated the Agreement due to the more than 10 month delay of the Pennsylvania Insurance Department to rule on American Re's application for approval to acquire control of the United National Insurance Company ("United National"), which is domiciled in Pennsylvania.

    In connection with American Re's efforts to complete the transaction, American Re was required to obtain the approval of three insurance departments which have regulatory authority over the various insurance companies involved in the transaction.

    Two of the three insurance departments that were required to approve the transaction (Indiana and Wisconsin) conducted hearings, completed their reviews and granted their approvals of the transaction prior to year-end 1999. However, the Pennsylvania Insurance Department subjected American Re to an excessive delay in reviewing the application regarding United National allegedly based on the fact that Munich Re had not joined the Holocaust Commission.

    As a result of this delay, on February 8, 2000, American Re filed suit in Pennsylvania Commonwealth Court against the Pennsylvania Insurance Department and the Pennsylvania Insurance Commissioner, seeking to compel the Department to complete its review of American Re's application to acquire United National. In June 2000, the Commonwealth Court issued its final order directing the Department and the Commissioner to render a final decision on American Re's application, and vacating the automatic stay of the order (such stay enabling time for appeal). The Department and the Commissioner appealed to the Pennsylvania Supreme Court to overturn the Commonwealth Court's order. The Supreme Court reinstated the stay and ordered an expedited schedule for the appeal process. That appeal was pending at the time the Sellers terminated the Agreement.

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

Dated: August 14, 2000