Form 10-Q
period 2000-09-30
AMERICAN RE CORP
filed 2000-11-14
CIK 889217

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000, OR

   (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
             TO       .

FOR THE QUARTER ENDED SEPTEMBER 30, 2000          COMMISSION FILE NUMBER 1-11688

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

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE.

   COMMON STOCK--$.01 PAR VALUE                                                   149.49712
       Description of Class                                                   Shares Outstanding
                                                                              as of November 13,
                                                                                     2000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            AMERICAN RE CORPORATION
                               INDEX TO FORM 10-Q

PART I  FINANCIAL INFORMATION

Item 1--
                                                              PAGE
                                                                 --
   Consolidated balance sheets at September 30, 2000
    (unaudited), and December 31, 1999......................      1

    Consolidated statements of income for the three-month
     and nine-month periods ended September 30, 2000, and
     1999 (unaudited).......................................      2

    Consolidated statements of cash flows for the nine-month
     periods ended September 30, 2000, and 1999
     (unaudited)............................................      3

    Notes to consolidated interim financial statements......      4

Item 2--

    Management's discussion and analysis of the Company's
     Results of Operations and Financial Condition..........     10

PART II  OTHER INFORMATION..................................     15

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)
ASSETS
Investments
  Fixed Maturities
    Bonds available for sale, at fair value (amortized cost:
      September 30, 2000 -- $6,659.4; December 31, 1999 --
      $6,511.6).............................................    $ 6,570.0       $ 6,315.2
    Preferred stock available for sale, at fair value
      (amortized cost:
      September 30, 2000 -- $87.7; December 31, 1999 --
      $84.4)................................................         86.7            84.6
  Equity securities available for sale, at fair value (cost:
    September 30, 2000 -- $425.3; December 31, 1999 --
    $367.1).................................................        410.3           402.1
  Other invested assets.....................................         13.5            40.5
Cash and cash equivalents...................................        682.2           597.5
                                                                ---------       ---------
      Total investments and cash............................      7,762.7         7,439.9
Accrued investment income...................................         89.3            83.5
Premiums and other receivables..............................      1,157.9         1,181.2
Deferred policy acquisition costs...........................        330.8           324.5
Reinsurance recoverables on paid and unpaid losses..........      3,184.9         3,034.9
Funds held by ceding companies..............................        648.3           609.7
Prepaid reinsurance premiums................................        129.6           138.8
Deferred federal income taxes...............................        400.7           376.0
Other assets................................................      1,162.9         1,090.3
                                                                ---------       ---------
      Total assets..........................................    $14,867.1       $14,278.8
                                                                =========       =========

LIABILITIES
Loss and loss adjustment expense reserves...................    $ 8,598.3       $ 8,369.0
Unearned premium reserve....................................      1,243.1         1,223.4
                                                                ---------       ---------
      Total insurance reserves..............................      9,841.4         9,592.4
Loss balances payable.......................................        356.7           421.3
Funds held under reinsurance treaties.......................        467.5           322.6
Senior bank debt............................................         75.0            75.0
Senior notes................................................        498.5           498.5
Other liabilities...........................................        839.0           642.5
                                                                ---------       ---------
      Total liabilities.....................................     12,078.1        11,552.3
                                                                ---------       ---------
Company-obligated mandatorily redeemable preferred
  securities of subsidiary trust holding as all of its
  assets Junior Subordinated Debentures.....................        237.5           237.5

STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01 per share; authorized: 1,000
  shares; issued and outstanding: September 30, 2000, and
  December 31, 1999 -- 149.49712 shares.....................           --              --
Additional paid-in capital..................................      1,332.4         1,332.4
Retained earnings...........................................      1,273.9         1,296.6
Accumulated other comprehensive income (loss)...............        (54.8)         (140.0)
                                                                ---------       ---------
      Total stockholder's equity............................      2,551.5         2,489.0
                                                                ---------       ---------
      Total liabilities, Company-obligated mandatorily
        redeemable preferred securities of subsidiary trust
        and stockholder's equity............................    $14,867.1       $14,278.8
                                                                =========       =========

      See accompanying notes to consolidated interim financial statements.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                             (DOLLARS IN MILLIONS)

                                  (UNAUDITED)

                                                               THREE-MONTH           NINE-MONTH
                                                              PERIOD ENDED          PERIOD ENDED
                                                              SEPTEMBER 30,         SEPTEMBER 30,
                                                           -------------------   -------------------
                                                             2000       1999       2000       1999
                                                           --------   --------   --------   --------
REVENUE:
  Premiums written.......................................   $815.7     $757.7    $2,333.8   $2,182.4
  Change in unearned premium reserve.....................    (14.4)      35.2       (21.0)    (132.9)
                                                            ------     ------    --------   --------
    Premiums earned......................................    801.3      792.9     2,312.8    2,049.5
  Net investment income..................................    117.7      104.7       336.4      313.4
  Net realized capital gains.............................     14.7       16.3        46.0       74.5
  Other income...........................................      6.8        2.9        22.9       19.7
                                                            ------     ------    --------   --------
    Total revenue........................................    940.5      916.8     2,718.1    2,457.1
                                                            ------     ------    --------   --------
LOSSES AND EXPENSES:
  Losses and loss adjustment expenses....................    626.4      677.3     1,913.3    1,585.3
  Commission expense.....................................    184.9      138.3       558.7      437.5
  Operating expense......................................     63.1       71.5       180.0      196.4
  Interest expense.......................................     10.6       10.8        31.9       31.3
  Other expense..........................................     29.6       22.3        71.5       64.4
                                                            ------     ------    --------   --------
    Total losses and expenses............................    914.6      920.2     2,755.4    2,314.9
                                                            ------     ------    --------   --------
    Income (loss) before income taxes and distributions
      on preferred securities of subsidiary trust........     25.9       (3.4)      (37.3)     142.2
  Federal and foreign income taxes.......................      8.6      (11.1)      (24.4)      25.3
                                                            ------     ------    --------   --------
    Income (loss) before distributions on preferred
      securities of subsidiary trust.....................     17.3        7.7       (12.9)     116.9
  Distributions on preferred securities of subsidiary
    trust, net of applicable income tax of $1.7 and $5.3,
    respectively.........................................     (3.3)      (3.3)       (9.8)      (9.8)
                                                            ------     ------    --------   --------
    Net income (loss) to common stockholder..............   $ 14.0     $  4.4    $  (22.7)  $  107.1
                                                            ======     ======    ========   ========

      See accompanying notes to consolidated interim financial statements.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                                NINE-MONTH PERIOD
                                                               ENDED SEPTEMBER 30,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $   (22.7)  $   107.1
  Adjustments to reconcile net income to net cash provided
  by operating activities:
    Decrease (increase) in accrued investment income........       (5.8)       (6.1)
    Decrease (increase) in premiums and other receivables...       23.3        47.6
    Decrease (increase) in deferred policy acquisition
      costs.................................................       (6.3)      (19.9)
    Increase in reinsurance recoverables....................     (150.0)     (132.5)
    Increase in insurance reserves..........................      249.0       245.8
    Decrease (increase) in current and deferred federal and
      foreign income tax assets.............................       (4.4)      (25.8)
    Change in other assets and liabilities, net.............       97.2      (190.5)
    Depreciation expense on property and equipment..........        7.9         7.4
    Net realized capital gains..............................      (46.0)      (74.5)
    Change in other, net....................................      109.6         9.5
                                                              ---------   ---------
      Net cash provided by (used in) operating activities...      251.8       (31.9)
                                                              ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments available for sale:
    Purchases...............................................   (2,620.6)   (2,535.9)
    Maturities..............................................      349.5       277.1
    Sales...................................................    2,093.3     2,572.8
  Other investments:
    Purchases...............................................       (1.2)      (20.9)
    Sales...................................................       28.3        14.7
  Cost of additions to property and equipment...............       (8.7)       (7.9)
                                                              ---------   ---------
      Net cash provided by (used in) investing activities...     (159.4)      299.9
                                                              ---------   ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS...............................................       (7.7)       (0.4)
                                                              ---------   ---------
      Net increase in cash and cash equivalents.............       84.7       267.6
Cash and cash equivalents, beginning of period..............      597.5       274.9
                                                              ---------   ---------
Cash and cash equivalents, end of period....................  $   682.2   $   542.5
                                                              =========   =========

      See accompanying notes to consolidated interim financial statements.

                            AMERICAN RE CORPORATION
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

    American Re Corporation ("American Re" or the "Company") primarily acts as the holding company for American Re-Insurance Company ("American Re-Insurance"). American Re-Insurance underwrites property and casualty reinsurance on a direct basis in both the domestic and international markets. The Company is a wholly-owned subsidiary of Munich-American Holding Corporation, a Delaware holding company ("MAHC"), 100% owned by Munich Reinsurance Company ("Munich Re"), a company organized under the laws of Germany. Munich Re contributed the outstanding stock of American Re to MAHC as of September 30, 2000.

    The information for the interim periods ended September 30, 2000, and 1999, is unaudited. The interim consolidated financial statements have been prepared on the basis of generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. Intercompany accounts and transactions have been eliminated. These financial statements should be read in conjunction with the financial statements and related notes in the Company's 1999 Form 10-K.

2. COMPREHENSIVE INCOME

    The Company had comprehensive income of $80.0 million for the three-month period ended September 30, 2000, compared to a comprehensive loss of $52.2 million for the same period in 1999, and comprehensive income of $62.5 million for the nine-month period ended September 30, 2000, compared to a comprehensive loss of $118.6 million for the same period in 1999.

    The components of accumulated other comprehensive income (loss) are as follows:

                                                           NET UNREALIZED
                                                            APPRECIATION      NET UNREALIZED
                                                          (DEPRECIATION) OF   LOSS ON FOREIGN
                                                             INVESTMENTS         EXCHANGE        TOTAL
                                                          -----------------   ---------------   --------
Balance at December 31, 1998............................        $ 158.9           $(35.8)       $ 123.1
  Period change.........................................         (278.3)             5.5         (272.8)
      Tax effect........................................           97.4             (1.9)          95.5
  Reclassification adjustment for gain/loss included in
    net income..........................................          (74.5)              --          (74.5)
      Tax effect........................................           26.1               --           26.1
                                                                -------           ------        -------
Balance at September 30, 1999...........................        $ (70.4)          $(32.2)       $(102.6)
                                                                =======           ======        =======

Balance at December 31, 1999............................        $(104.8)          $(35.2)       $(140.0)
  Period change.........................................          101.9             75.2          177.1
      Tax effect........................................          (35.7)           (26.3)         (62.0)
  Reclassification adjustment for gain/loss included in
    net income..........................................          (46.0)              --          (46.0)
      Tax effect........................................           16.1               --           16.1
                                                                -------           ------        -------
Balance at September 30, 2000...........................        $ (68.5)          $ 13.7        $ (54.8)
                                                                =======           ======        =======

                            AMERICAN RE CORPORATION
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                             (DOLLARS IN MILLIONS)
                            (UNAUDITED) (CONTINUED)

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

                                      THREE-MONTH PERIOD             NINE-MONTH PERIOD
                                      ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                    -----------------------       -----------------------
                                      2000           1999           2000           1999
                                    --------       --------       --------       --------
Premiums written:
  Direct..........................   $104.9         $ 85.4        $  231.1       $  204.9
  Assumed.........................    883.1          816.6         2,482.2        2,469.9
  Ceded...........................   (172.3)        (144.3)         (379.5)        (492.4)
                                     ------         ------        --------       --------
    Net...........................    815.7          757.7         2,333.8        2,182.4
                                     ======         ======        ========       ========
Premiums earned:
  Direct..........................     96.0           80.1           222.0          198.1
  Assumed.........................    871.5          878.3         2,459.9        2,358.3
  Ceded...........................   (166.2)        (165.5)         (369.1)        (506.9)
                                     ------         ------        --------       --------
    Net...........................    801.3          792.9         2,312.8        2,049.5
                                     ======         ======        ========       ========
Losses incurred:
  Direct..........................     54.7           32.0           135.4          131.1
  Assumed.........................    726.0          661.9         2,216.8        1,747.4
  Ceded...........................   (154.3)         (16.6)         (438.9)        (293.2)
                                     ------         ------        --------       --------
    Net...........................   $626.4         $677.3        $1,913.3       $1,585.3
                                     ======         ======        ========       ========

4. SEGMENT REPORTING

    American Re's Domestic Insurance Company Operations ("DICO") serves U.S. insurance companies by providing them with customized, integrated treaty, facultative and finite risk reinsurance programs on a direct basis. American Re's alternative market strategic business unit, Munich-American RiskPartners ("RiskPartners") provides customized risk transfer, risk sharing, and risk management solutions to self-insured clients worldwide. International Operations ("International") provides treaty, facultative and finite risk reinsurance along with a range of other customized products and services to insurance companies and other entities worldwide. American Re Financial Products ("ARFP") provides clients with an array of highly customized financial risk management products and services, including credit enhancement and integrated risk management. American Re HealthCare ("HealthCare") integrates risk transfer products and specialized services to help insurance companies and self-insureds predict, prevent, and manage catastrophic medical events. In addition to its core reinsurance business, American Re, through various subsidiaries, offers a broad array of related services including actuarial

                            AMERICAN RE CORPORATION
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                             (DOLLARS IN MILLIONS)
                            (UNAUDITED) (CONTINUED)

4. SEGMENT REPORTING (CONTINUED)
and financial analysis, due diligence consulting for mergers and acquisitions, rent-a-captive facilities, and reinsurance and insurance brokerage. The financial results of these subsidiaries have been aggregated along with holding company operations for presentation of segment results. Segment information for the three months and nine months ended September 30, 1999, as filed in the Company's September 1999 Form 10-Q, has been restated to reflect management's increased focus on the Company's ARFP and HealthCare segments.

THREE MONTHS ENDED SEPTEMBER 30, 2000
-------------------------------------
                                                                                                TOTAL
                                                                                             REINSURANCE/   HOLDING
                                                                                              INSURANCE     COMPANY
                             DICO     RISKPARTNERS   INTERNATIONAL   HEALTHCARE     ARFP      OPERATIONS    & OTHER     TOTAL
                           --------   ------------   -------------   ----------   --------   ------------   --------   --------
REVENUES:
  GROSS PREMIUMS
    WRITTEN..............   $486.2       $226.2         $171.6         $90.4       $13.5        $987.9        $0.1      $988.0
                            ------       ------         ------         -----       -----        ------        ---       ------
  NET PREMIUMS WRITTEN...    427.0        154.7          134.0          87.5        12.4         815.6        0.1        815.7
                            ------       ------         ------         -----       -----        ------        ---       ------
  PREMIUMS EARNED........    448.2        135.5          126.0          87.8         3.8         801.3         --        801.3
  Net investment income..                                                                        111.1        6.6        117.7
  Net realized capital
    gains................                                                                         14.8       (0.1)        14.7
  Other income...........                                                                         (0.6)       7.4          6.8
                                                                                                ------        ---       ------
    Total revenue........                                                                        926.6       13.9        940.5
                                                                                                ------        ---       ------
LOSSES AND EXPENSES:
  LOSSES AND LAE.........    343.9        104.6          115.0          70.2        (7.3)        626.4         --        626.4
  UNDERWRITING EXPENSE...    134.5         43.3           42.0          26.2         1.9         247.9        0.1        248.0
  Interest expense.......                                                                           --       10.6         10.6
  Other expense..........                                                                          5.7       23.9         29.6
                                                                                                ------        ---       ------
    Total losses and
      expenses...........                                                                        880.0       34.6        914.6
                                                                                                ------        ---       ------
    Income (loss) before
      income taxes.......                                                                                                 25.9
                                                                                                                        ======
UNDERWRITING GAIN
  (LOSS).................    (30.2)       (12.4)         (31.0)         (8.6)        9.2         (73.0)      (0.1)       (73.1)
                            ======       ======         ======         =====       =====        ======        ===       ======

LOSS AND LAE RATIO.......     76.7%        77.2%          91.3%         80.0%        N/M          78.1%       N/M         78.1%
UNDERWRITING EXPENSE
  RATIO..................     30.0         32.0           33.3          30.0        48.2          31.0        N/M         31.0
                            ------       ------         ------         -----       -----        ------        ---       ------
COMBINED RATIO...........    106.7%       109.2%         124.6%        110.0%        N/M         109.1%       N/M        109.1%
                            ======       ======         ======         =====       =====        ======        ===       ======

                            AMERICAN RE CORPORATION

                               SEPTEMBER 30, 2000

                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 1999
-------------------------------------
                                                                                                TOTAL
                                                                                             REINSURANCE/   HOLDING
                                                                                              INSURANCE     COMPANY
                             DICO     RISKPARTNERS   INTERNATIONAL   HEALTHCARE     ARFP      OPERATIONS    & OTHER     TOTAL
                           --------   ------------   -------------   ----------   --------   ------------   --------   --------
REVENUES:
  GROSS PREMIUMS
    WRITTEN..............   $587.0       $140.2         $154.7         $10.1        $8.9        $900.9        $1.2      $902.1
                            ------       ------         ------         -----        ----        ------        ---       ------
  NET PREMIUMS WRITTEN...    511.2         90.4          135.3          10.9         8.7         756.5        1.2        757.7
                            ------       ------         ------         -----        ----        ------        ---       ------
  PREMIUMS EARNED........    508.0        114.4          143.9          23.5         2.2         792.0        0.9        792.9
  Net investment
    income...............                                                                        100.0        4.7        104.7
  Net realized capital
    gains................                                                                         16.3         --         16.3
    Other income.........                                                                         (1.6)       4.5          2.9
                                                                                                ------        ---       ------
  Total revenue..........                                                                        906.7       10.1        916.8
                                                                                                ------        ---       ------
LOSSES AND EXPENSES:
  LOSSES AND LAE.........    420.8         85.1          154.9          16.2         0.2         677.2        0.1        677.3
  UNDERWRITING EXPENSE...    118.3         40.7           47.7           0.5         1.4         208.6        1.2        209.8
  Interest expense.......                                                                           --       10.8         10.8
  Other expense..........                                                                          3.2       19.1         22.3
                                                                                                ------        ---       ------
    Total losses and
      expenses...........                                                                        889.0       31.2        920.2
                                                                                                ------        ---       ------
    Income (loss) before
      income taxes.......                                                                                                 (3.4)
                                                                                                                        ======
UNDERWRITING GAIN
  (LOSS).................    (31.1)       (11.4)         (58.7)          6.8         0.6         (93.8)      (0.4)       (94.2)
                            ======       ======         ======         =====        ====        ======        ===       ======

LOSS AND LAE RATIO.......     82.8%        74.4%         107.6%         68.9%        7.0%         85.5%       N/M         85.4%
UNDERWRITING EXPENSE
  RATIO..................     23.3         35.6           33.1           2.1        62.4          26.3        N/M         26.5
                            ------       ------         ------         -----        ----        ------        ---       ------
COMBINED RATIO...........    106.1%       110.0%         140.7%         71.0%       69.4%        111.8%       N/M        111.9%
                            ======       ======         ======         =====        ====        ======        ===       ======

                            AMERICAN RE CORPORATION

                               SEPTEMBER 30, 2000

                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2000
------------------------------------
                                                                                              TOTAL
                                                                                           REINSURANCE/   HOLDING
                                                                                            INSURANCE     COMPANY
                           DICO     RISKPARTNERS   INTERNATIONAL   HEALTHCARE     ARFP      OPERATIONS    & OTHER     TOTAL
                         --------   ------------   -------------   ----------   --------   ------------   --------   --------
REVENUES:
  GROSS PREMIUMS
    WRITTEN............  $1,376.4      $582.8         $467.5         $223.9      $62.5       $2,713.1       $0.2     $2,713.3
                         --------      ------         ------         ------      -----       --------       ---      --------
  NET PREMIUMS
    WRITTEN............   1,248.9       403.1          420.5          213.9       47.2        2,333.6       0.2       2,333.8
                         --------      ------         ------         ------      -----       --------       ---      --------
  PREMIUMS EARNED......   1,291.4       388.1          397.8          214.5       20.8        2,312.6       0.2       2,312.8
  Net investment
    income.............                                                                         317.7      18.7         336.4
  Net realized capital
    gains..............                                                                          46.1      (0.1)         46.0
  Other income.........                                                                          (0.1)     23.0          22.9
                                                                                             --------       ---      --------
    Total revenue......                                                                       2,676.3      41.8       2,718.1
                                                                                             --------       ---      --------
LOSSES AND EXPENSES:
  LOSSES AND LAE.......   1,068.5       311.2          367.2          159.7        6.7        1,913.3        --       1,913.3
  UNDERWRITING
    EXPENSE............     424.0       120.9          124.4           63.4        5.4          738.1       0.6         738.7
  Interest expense.....                                                                            --      31.9          31.9
  Other expense........                                                                          18.5      53.0          71.5
                                                                                             --------       ---      --------
    Total losses and
      expenses.........                                                                       2,669.9      85.5       2,755.4
                                                                                             --------       ---      --------
    Income (loss)
      before income
      taxes............                                                                                                 (37.3)
                                                                                                                     ========
UNDERWRITING GAIN
  (LOSS)...............    (201.1)      (44.0)         (93.8)          (8.6)       8.7         (338.8)     (0.4)       (339.2)
                         ========      ======         ======         ======      =====       ========       ===      ========

LOSS AND LAE RATIO.....      82.7%       80.2%          92.3%          74.5%      32.2%          82.7%      N/M          82.7%
UNDERWRITING EXPENSE
  RATIO................      32.8        31.2           31.3           29.5       25.9           32.0       N/M          32.0
                         --------      ------         ------         ------      -----       --------       ---      --------
COMBINED RATIO.........     115.5%      111.4%         123.6%         104.0%      58.1%         114.7%      N/M         114.7%
                         ========      ======         ======         ======      =====       ========       ===      ========

                            AMERICAN RE CORPORATION

                               SEPTEMBER 30, 2000

                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 1999
------------------------------------
                                                                                              TOTAL
                                                                                           REINSURANCE/   HOLDING
                                                                                            INSURANCE     COMPANY
                           DICO     RISKPARTNERS   INTERNATIONAL   HEALTHCARE     ARFP      OPERATIONS    & OTHER     TOTAL
                         --------   ------------   -------------   ----------   --------   ------------   --------   --------
REVENUES:
  GROSS PREMIUMS
    WRITTEN............  $1,550.5      $562.6         $448.5         $80.7       $23.2       $2,665.5       $9.4     $2,674.9
                         --------      ------         ------         -----       -----       --------       ---      --------
  NET PREMIUMS
    WRITTEN............   1,307.7       363.4          402.3          77.4        22.2        2,173.0       9.4       2,182.4
                         --------      ------         ------         -----       -----       --------       ---      --------
  PREMIUMS EARNED......   1,238.5       343.7          387.4          61.6         9.2        2,040.4       9.1       2,049.5
  Net investment
    income.............                                                                         304.8       8.6         313.4
  Net realized capital
    gains..............                                                                          74.5        --          74.5
  Other income.........                                                                          (1.9)     21.6          19.7
                                                                                             --------       ---      --------
    Total revenue......                                                                       2,417.8      39.3       2,457.1
                                                                                             --------       ---      --------
LOSSES AND EXPENSES:
  LOSSES AND LAE.......     941.9       253.4          337.6          42.2         2.0        1,577.1       8.2       1,585.3
  UNDERWRITING
    EXPENSE............     376.0       108.6          124.0          18.1         6.4          633.1       0.8         633.9
  Interest expense.....                                                                            --      31.3          31.3
  Other expense........                                                                           6.7      57.7          64.4
                                                                                             --------       ---      --------
    Total losses and
      expenses.........                                                                       2,216.9      98.0       2,314.9
                                                                                             --------       ---      --------
    Income (loss)
      before income
      taxes............                                                                                                 142.2
                                                                                                                     ========
UNDERWRITING GAIN
  (LOSS)...............     (79.4)      (18.3)         (74.2)          1.3         0.8         (169.8)      0.1        (169.7)
                         ========      ======         ======         =====       =====       ========       ===      ========

LOSS AND LAE RATIO.....      76.1%       73.7%          87.1%         68.5%       21.4%          77.3%      N/M          77.4%
UNDERWRITING EXPENSE
  RATIO................      30.3        31.6           32.0          29.4        69.6           31.0       N/M          30.9
                         --------      ------         ------         -----       -----       --------       ---      --------
COMBINED RATIO.........     106.4%      105.3%         119.1%         97.9%       91.0%         108.3%      N/M         108.3%
                         ========      ======         ======         =====       =====       ========       ===      ========

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

MANAGEMENTS' DISCUSSION AND ANALYSIS OF THE COMPANY'S RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2000, COMPARED WITH QUARTER ENDED SEPTEMBER 30, 1999

    The Company's net premiums written increased 7.7% to $815.7 million for the quarter ended September 30, 2000, from $757.7 million for the same period in 1999.

    RiskPartners experienced a 71.1% increase in net premiums written to $154.7 million for the third quarter of 2000, from $90.4 million for the same period in 1999. This increase was primarily attributable to a $50.3 million increase in RiskPartners' treaty business and a $25.7 million increase in its direct business, partially offset by a $9.4 million decrease in finite risk writings. HealthCare experienced an increase in treaty net premiums written to $87.5 million for the third quarter of 2000, from $10.9 million for the same period in 1999. These increases were partially offset by a 16.5% decrease in net premiums written in DICO to $427.0 million for the third quarter of 2000, from $511.2 million for the same period in 1999. This decrease was attributable to a $78.7 million decrease in DICO's finite risk business and a $45.1 million decrease in its treaty business, partially offset by a $33.3 million increase in facultative writings.

    The Company's net premiums earned increased 1.1% to $801.3 million for the quarter ended September 30, 2000, from $792.9 million for the same period in 1999. The increase in premiums earned was primarily attributable to the increase in net premiums written, offset by the timing of premiums earned on business in force.

    Net losses and LAE incurred decreased 7.5% to $626.4 million for the quarter ended September 30, 2000, from $677.3 million for the same period in 1999. This decrease is primarily attributable to lower catastrophe losses of $7.9 million incurred during the quarter ended September 30, 2000, compared to $86.5 million incurred during the 1999 period, offset in part by additional loss provisions on several contracts, primarily from prior accident years, as well as increases in the Company's ultimate current accident year loss ratios for certain types of business.

    Underwriting expense, consisting of commission expense plus operating expense, increased 18.2% to $248.0 million for the quarter ended September 30, 2000, from $209.8 million for the same period in 1999. This increase was due to a 33.7% increase in commission expense to $184.9 million for the third quarter of 2000 from $138.3 million for the same period in 1999. This increase was primarily attributable to a lower commission ratio on several large, retrospectively rated contracts in the third quarter of 1999. Operating expenses decreased 11.7% to $63.1 million for the third quarter of 2000 from $71.5 million for the third quarter of 1999, due primarily to a decrease in overhead costs related to underwriting activities.

    The Company experienced an underwriting loss (net premiums earned minus losses and LAE incurred and underwriting expenses) of $73.1 million for the quarter ended September 30, 2000, compared to an underwriting loss of $94.2 million for the same period in 1999. On a GAAP basis, the Company's loss ratio decreased to 78.1% for the third quarter of 2000 from 85.4% for the same period in 1999, while the underwriting expense ratio increased to 31.0% for the third quarter of 2000 from 26.5% for the same period in 1999. As a result of these changes, the combined ratio for the quarter ended September 30, 2000, decreased to 109.1% from 111.9% for the same period in 1999.

    Pre-tax net investment income increased 12.4% to $117.7 million for the quarter ended September 30, 2000, from $104.7 million for the same period in 1999. This increase is primarily attributable to a larger asset base and the repositioning of the investment portfolio into higher yielding taxable securities. The Company's after-tax net investment income increased 2.0% to $78.0 million for the quarter ended September 30, 2000, from $76.5 million for the same period in 1999.

    The Company realized net capital gains of $14.7 million for the quarter ended September 30, 2000, compared to net capital gains of $16.3 million for the same period in 1999. The 2000 period included capital gains of $8.5 million on the sale of bonds and $6.2 million on the sale of common equities. The 1999 period included capital gains of $21.3 million on the sale of common equities, offset by capital losses of $4.7 million on the sale of bonds.

    Other income increased to $6.8 million for the quarter ended September 30, 2000, from $2.9 million for the same period in 1999. This increase was primarily attributable to an increase in revenues from fee subsidiaries. Other expenses increased 32.7% to $29.6 million for the third quarter of 2000 from $22.3 million for the same period in 1999. This increase was primarily attributable to an increase in overhead costs related to non-underwriting activities.

    Income before income taxes and distributions on preferred securities increased to $25.9 million for the quarter ended September 30, 2000, from a loss of $3.4 million for the same period in 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED WITH NINE MONTHS ENDED
  SEPTEMBER 30, 1999

    The Company's net premiums written increased 6.9% to $2,333.8 million for the nine months ended September 30, 2000, from $2,182.4 million for the same period in 1999. This increase is partially attributable to decreased ceded premiums resulting from long-term changes in the Company's retrocessional programs.

    RiskPartners experienced a 10.9% increase in net premiums written to $403.1 million for the nine months ended September 30, 2000, from $363.4 million for the same period in 1999. This increase was primarily attributable to a $40.9 million increase in RiskPartners' direct business, a $20.0 million increase in its facultative business, and a $19.8 million increase in its treaty business, offset by a $41.0 million increase in its finite risk business. International experienced a 4.5% increase in net premiums written to $420.5 million for the nine months ended September 30, 2000, from $402.3 million for the same period in 1999. This increase was primarily attributable to a $72.2 million increase in International's treaty business, offset by a $50.5 million decline in its finite risk business. HealthCare experienced a substantial increase in treaty net premiums written to $213.9 million for the nine months ended September 30, 2000, from $77.4 million for the same period in 1999. ARFP experienced an increase in net premiums written to $47.2 million for the nine months ended September 30, 2000, from $22.2 million for the same period in 1999. These increases were partially offset by a 4.5% decrease in DICO's net premiums written to $1,248.9 million for the nine months ended September 30, 2000, from $1,307.7 million for the same period in 1999. This decrease was attributable to a $82.7 million decrease in DICO's finite risk business and a $76.1 million decrease in its treaty business, partially offset by a $90.3 million increase in facultative writings.

    The Company's net premiums earned increased 12.8% to $2,312.8 million for the nine months ended September 30, 2000, from $2,049.5 million for the same period in 1999. The increase in premiums earned was primarily attributable to the increase in net premiums written and the timing of premiums earned on business in force.

    Net losses and LAE incurred increased 20.7% to $1,913.3 million for the nine months ended September 30, 2000, from $1,585.3 million for the same period in 1999. This increase included provisions for increased losses for the current accident year to reflect adverse market conditions. The 2000 period also included additional loss provisions on several contracts, primarily from prior accident years. By contrast, the Company incurred $59.6 million of catastrophe losses during the nine months ended September 30, 2000, compared to $114.0 million incurred during the 1999 period.

    Underwriting expense, consisting of commission expense plus operating expense, increased 16.5% to $738.7 million for the nine months ended
September 30, 2000, from $633.9 million for the same period in 1999. This increase was due to a 27.7% increase in commission expense to $558.7 million for the nine months ended September 30, 2000 from $437.5 million for the same period in 1999. This increase was primarily attributable to the increase in net premiums earned, in addition to a lower commission ratio on several large, retrospectively rated contracts in the 1999 period. Operating expenses decreased 8.4% to $180.0 million for the nine months ended September 30, 2000 from $196.4 million for the nine months ended September 30, 1999, due primarily to a decrease in overhead costs related to underwriting activities.

    The Company experienced an underwriting loss (net premiums earned minus losses and LAE incurred and underwriting expenses) of $339.2 million for the nine months ended September 30, 2000, compared to an underwriting loss of $169.7 million for the same period in 1999. On a GAAP basis, the Company's loss ratio increased to 82.7% for the nine months ended September 30, 2000 from 77.4% for the same period in 1999, while the underwriting expense ratio increased to 32.0% for the nine months ended September 30, 2000 from 30.9% for the same period in 1999. As a result of these changes, the combined ratio for the nine months ended September 30, 2000, increased to 114.7% from 108.3% for the same period in 1999.

    Pre-tax net investment income increased 7.3% to $336.4 million for the nine months ended September 30, 2000, from $313.4 million for the same period in 1999. This increase is primarily attributable to a larger asset base and the repositioning of the investment portfolio into higher yielding taxable securities. The Company's after-tax net investment income increased slightly to $232.0 million for the nine months ended September 30, 2000, from $230.8 million for the same period in 1999.

    The Company realized net capital gains of $46.0 million for the nine months ended September 30, 2000, compared to net capital gains of $74.5 million for the same period in 1999. The 2000 period included capital gains of $54.1 million on the sale of common equities, offset by net capital losses of $8.0 million on the sale of bonds. The 1999 period included capital gains of $5.6 million on the sale of bonds and $69.8 million on the sale of common equities.

    Other income increased 16.2% to $22.9 million for the nine months ended September 30, 2000, from $19.7 million for the same period in 1999. This increase was primarily attributable to an increase in revenues from fee subsidiaries. Other expenses increased 11.0% to $71.5 million for the nine months ended September 30, 2000 from $64.4 million for the same period in 1999.

    The Company experienced a loss before income taxes and distributions on preferred securities of $37.3 million for the nine months ended September 30, 2000, compared to income of $142.2 million for the same period in 1999.

FINANCIAL CONDITION

    Total consolidated assets increased 4.1% to $14,867.1 million at September 30, 2000, from $14,278.8 million at December 31, 1999. Total consolidated liabilities increased 4.6% to $12,078.1 million at September 30, 2000, from $11,552.3 million at December 31, 1999.

    The total financial statement value of investments and cash increased 4.3% to $7,762.7 million at September 30, 2000, from $7,439.9 million at December 31, 1999, primarily due to cash flow from operations for the period. The financial statement value of the investment portfolio at September 30, 2000, included a net decrease from amortized cost to fair value of $105.3 million for debt and equity investments, compared to a net decrease of $161.2 million at December 31, 1999. At September 30, 2000, the Company recognized a cumulative unrealized loss of $68.5 million due to the net adjustment to fair value on debt and equity investments, after applicable income tax effects, which was reflected in stockholder's equity as a component of accumulated other comprehensive income. This represents a net increase to stockholder's equity of $36.3 million from the cumulative unrealized loss on debt and equity securities of $104.8 million recognized at December 31, 1999.

    Common stockholder's equity increased slightly to $2,551.5 million at September 30, 2000, from $2,489.0 million at December 31, 1999. This increase was attributable to the net loss of $22.7 million for the nine months ended September 30, 2000, offset by the $36.3 million unrealized gain on investments and a $48.9 million unrealized gain on foreign exchange for the period, after applicable income taxes.

    The Company's insurance/reinsurance subsidiaries' statutory surplus decreased to $2,038.7 million at September 30, 2000, from $2,166.0 million at December 31, 1999. This decrease was primarily attributable to statutory net operating losses of $37.9 million for the nine months ended September 30, 2000, in addition to unrealized losses on investments of $91.7 million. Operating leverage, as measured by such subsidiaries' premiums-to-surplus ratio, on an annualized basis was 1.48 to 1 and 1.31 to 1 at September 30, 2000, and December 31, 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    The Company is an insurance holding company whose only material investment is in the capital stock of American Re-Insurance. The Company is dependent on dividends and tax allocation payments, primarily from American Re-Insurance, to meet its short- and long-term liquidity requirements, including its debt service obligations.

    The Company's cash flow from operations may be influenced by a variety of other factors, including cyclical changes in the property and casualty reinsurance market, insurance regulatory initiatives, and changes in general economic conditions. Liquidity requirements are met on a short- and long-term basis by funds provided by operations and from the maturity and the sale of investments. Cash provided by operations primarily consists of premiums collected, investment income, and reinsurance recoverable balances collected, less paid claims (including payments made to commute or settle reinsurance arrangements), retrocession payments, underwriting and interest expenses, QUIPS distributions, and income tax payments. Cash flows provided by operations for the Company were $251.8 million for the nine-month period ended September 30, 2000, compared to cash flows used in operation of $31.9 million for the same period in 1999. The increase in the 2000 period is attributable to increased net premiums collected, favorable changes in assumed and ceded funds held balances, and federal income tax refunds received resulting from the net loss recognized in 1999.

    Cash and cash equivalents were $682.2 million and $597.5 million at September 30, 2000, and December 31, 1999, respectively. Cash and short-term investments are maintained for liquidity purposes and represented 8.8% and 8.0%, respectively, of total financial statement investments and cash on such dates. The increase in the level of cash and cash equivalents reflects a repositioning of the investment portfolio.

MARKET AND INTEREST RATE RISK

    The Company is subject to market risk arising from the potential change in the value of its various financial instruments. These changes may be due to fluctuations in interest and foreign exchange rate and equity prices. The major components of market risk affecting the Company are interest rate, foreign currency and equity risk.

    The Company has both fixed and variable (including mortgage backed securities and collateralized mortgage obligations) income investments with a value of $6,656.7 million at September 30, 2000 that are subject to changes in value due to market interest rates. The Company also has Senior Bank Debt of $75.0 million, Senior Notes of $498.5 million, and QUIPS of $237.5 million. The Senior Bank Debt is a variable rate loan, while the Senior Notes and QUIPS are fixed rate instruments.

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

    In addition to interest rate and foreign exchange risk, the Company's common equity portfolio of $410.3 million at September 30, 2000 is subject to changes in value based on changes in equity prices, predominately from the United States.

    In November 1999, American Re Capital Markets, Inc. ("ARCM"), a subsidiary of the Company, entered into certain index-based catastrophe-related swaps. Under the terms of the catastrophe swaps, ARCM may receive approximately
$182.1 million of potential payments in the event of three types of certain catastrophic events: California earthquakes, Midwest earthquakes, or Eastern and Gulf Coast windstorms. The Company adjusts the catastrophe swaps to fair value using a model pricing based upon interest rate spreads above comparable U.S. Treasury investments, applied to a notional value of $182.1 million. The fair value adjustment at September 30, 2000 was $0.7 million.

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

                           PART II OTHER INFORMATION

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

    The second California statute is the Holocaust Victim Insurance Relief Act of 1999 ("California Registry Law") designed to create a publicly accessible registry of Holocaust era policyholder information. The California Registry Law requires California licensed insurers to report Holocaust era policyholder information in their possession or in the possession of their "related companies," as that term is defined in the California Registry Law. The CID interprets this statute to require information even from companies that are not controlled by the licensed insurers or their parent companies. In March 2000, American Re-Insurance and the American Insurance Association, an insurance trade association, many of whose members are California licensed insurers, initiated litigation in California challenging the validity of the California Registry Law on constitutional and other grounds. In June 2000, the U.S. District Court for the Eastern District of California issued a preliminary injunction against the CID from enforcing the California Registry Law. The CID has appealed the decision to the United States Court of Appeals for the 9th Circuit.

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

                            AMERICAN RE CORPORATION

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

                                               AMERICAN RE CORPORATION
                                               (Registrant)
                                                     /s/ GEORGE T. O'SHAUGHNESSY, JR.
                                               --------------------------------------------
                                                       George T. O'Shaughnessy, Jr.
                                                       EXECUTIVE VICE PRESIDENT AND
                                                  CHIEF FINANCIAL AND ACCOUNTING OFFICER

Dated: November 14, 2000