Form 10-K
period 2000-12-31
AMERICAN RE CORP
filed 2001-03-29
CIK 889217

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                            COMMISSION FILE #1-11688

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

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
    American Re Capital--8.5% Cumulative                  New York Stock Exchange
 Quarterly Income Preferred Securities (and
the Guarantee by American Re Corporation with
              respect thereto)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    100% of the Company's voting stock is owned by Munich American Holding Corporation. At March 29, 2001, the number of shares outstanding of the registrant's common stock was 149.49712.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            AMERICAN RE CORPORATION
                               TABLE OF CONTENTS

ITEM                                                                     PAGE
----                                                                   --------
PART I

     1.  Business....................................................      1

     2.  Properties..................................................     11

     3.  Legal Proceedings...........................................     11

     4.  Submission of Matters to a Vote of Security Holders.........     11

PART II

     5.  Market for the Company's Common Equity and Related
           Stockholder Matters.......................................     12

     6.  Selected Financial Information of the Company...............     12

     7.  Management's Discussion and Analysis of the Company's
           Results of Operations and Financial Condition.............     13

     8.  Financial Statements and Supplementary Data.................     21

     9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure..................................     26

PART III

    10.  Directors and Executive Officers of the Registrant..........     27

    11.  Executive Compensation......................................     30

    12.  Security Ownership of Certain Beneficial Owners and
           Management................................................     34

    13.  Certain Relationships and Related Transactions..............     34

PART IV

    14.  Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K...............................................     35

                                     PART I

    Unless indicated otherwise, all financial data presented herein are derived from or based on the Company's consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Statutory data, where specifically identified as such, are presented on a combined basis for American Re-Insurance Company, American Alternative Insurance Corporation and The Princeton Excess and Surplus Lines Insurance Company. (These companies together are the "reinsurance/insurance subsidiaries"). The statutory data are derived from statutory financial statements. Such statutory financial statements are prepared in accordance with statutory accounting principles, which differ from GAAP.

ITEM 1.  BUSINESS

THE COMPANY AND AMERICAN RE-INSURANCE

    American Re Corporation (the "Company" or "American Re"), is the holding company for various reinsurance and insurance entities which provide treaty and facultative reinsurance, insurance and related services to insurance companies, other large businesses, government agencies, pools and other self-insurers in the United States and worldwide. The Company's principal subsidiary, American Re-Insurance Company, a Delaware insurance company founded in 1917 ("American Re-Insurance"), primarily underwrites property and casualty reinsurance on a direct basis in the United States and international markets. Based on statutory net premiums written of $3,165.5 million in 2000, American Re-Insurance ranked as the third largest property and casualty reinsurer in the United States, according to the Reinsurance Association of America. The Company had total assets of $14,942.8 million and stockholder's equity of $2,420.1 million at December 31, 2000. The Company and its subsidiaries employed approximately 1,600 persons as of December 31, 2000.

    The Company is a wholly-owned subsidiary of Munich-American Holding Corporation, a Delaware holding company ("MAHC"), which in turn is wholly-owned owned by Munchener Ruckversicherungs-Gesellschaft Aktiengesellschaft in Munchen ("Munich Re"), a company organized under the laws of Germany. Effective September 30, 2000, Munich Re contributed the outstanding stock of American Re to MAHC. Munich Re is the world's largest reinsurance company, based on 1999 net premiums written, according to STANDARD & POOR'S. The Munich Re Group, including American Re, includes reinsurance subsidiaries, branches, service companies and liaison offices in more than 60 locations worldwide serving insurers in 150 countries.

OVERVIEW OF THE REINSURANCE INDUSTRY

    Reinsurance is a form of insurance in which a reinsurer indemnifies a primary insurer against part or all of the liability assumed by the primary insurer under one or more insurance policies. Reinsurance provides a primary insurer with several major benefits, including a reduction in net liability on individual risks, protection against catastrophic losses and assistance in maintaining acceptable financial ratios. Reinsurance also provides a primary insurer with additional underwriting capacity, in that the primary insurer can accept larger risks and can expand the book of business it underwrites at a faster rate than would be possible, while maintaining acceptable financial ratios without a corresponding increase in its capital and surplus position.

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

BUSINESS OPERATIONS AND STRATEGY

    The Company's products include the full range of property and casualty coverages, including worker's compensation, auto liability and physical damage, surety, marine, construction, errors and omissions, accident and health, non-standard auto, homeowners and commercial multi peril. American Re markets domestically to insurance companies through Domestic Insurance Company Operations ("DICO"), to the alternative market through Munich-American RiskPartners, Inc. ("RiskPartners") and internationally, through International Operations. Risk management services for the health care marketplace are offered through American Re HealthCare ("HealthCare"), and credit enhancement, enterprise risk management and entertainment finance products are marketed through American Re Financial Products ("ARFP"). For financial information about Segments, see Note 18 to the consolidated financial statements, "Segment Reporting" included in this report.

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

    In 2000, and prior years, an immaterial portion of DICO's business was written through reinsurance intermediaries. This business has recently been established as a separate unit entitled the American Re-Insurance Brokered Group beginning in 2001.

    MUNICH-AMERICAN RISKPARTNERS

    RiskPartners insurance and reinsurance marketing efforts in the alternative market focus on large commercial insurance buyers, such as major corporations and governmental entities, seeking alternatives to the primary insurance companies that traditionally service these insurance buyers. These large commercial enterprises, which retain or self-insure risks (through captives, risk retention groups or other means) as an alternative to procuring traditional insurance, have developed the same financial concerns and administrative characteristics as insurance companies as they retain increasing levels of risk. The majority of RiskPartners business is written on a facultative basis. RiskPartners works with insurance brokers, ultimate insureds and their captives or risk retention groups to provide specialized reinsurance/ insurance coverages to fit their particular needs. To assist in its reinsurance marketing efforts, RiskPartners utilizes the services of an affiliated primary insurance company, American Alternative Insurance Corporation ("AAIC"), which primarily serves alternative market clients.

    INTERNATIONAL OPERATIONS

    International Operations markets both treaty and facultative reinsurance outside the United States. International Operations maintains offices in sixteen major international cities: Beijing, Bogota, Brussels, Buenos Aires, Cairo, London, Melbourne, Mexico City, Montreal, Moscow, Santiago, Sao Paulo, Singapore, Sydney, Tokyo and Toronto. In 2000, International Operations primarily wrote business in the form of reinsurance treaties. The geographic diversity of the international market for reinsurance requires decentralized operations. To maintain quality performance under these circumstances, International Operations has staffed its offices with experienced local personnel.

    The following table presents International Operations net premiums written by region for the periods indicated:

                                               YEAR ENDED DECEMBER 31,
                                ------------------------------------------------------
REGION                               2000                1999                1998
------                          --------------      --------------      --------------
                                                (DOLLARS IN MILLIONS)
Australia.....................  $ 58.4     9.9%     $ 45.3     8.9%     $ 34.4     7.6%
Canada........................     5.7     1.0         7.0     1.4         1.2     0.3
Europe........................   170.8    29.0       161.3    31.5        93.9    20.7
Far East......................    22.4     3.8        22.3     4.3        18.0     4.0
Latin America.................    77.8    13.2       113.3    22.1       102.7    22.7
Middle East...................    55.0     9.4        26.2     5.1        32.4     7.2
Southeast Asia................    29.1     5.0        29.0     5.7        19.3     4.3
Ocean Marine/Other(1).........   168.8    28.7       107.4    21.0       150.5    33.2
                                ------   -----      ------   -----      ------   -----
Regions total.................  $588.0   100.0%     $511.8   100.0%     $452.4   100.0%
                                ======   =====      ======   =====      ======   =====

------------------------

(1) Includes net premiums written from ocean marine, international home office, and corporate retrocessional charges.

    AMERICAN RE HEALTHCARE

    HealthCare provides risk management services and innovative health care solutions that use reinsurance and other risk related products and services in the healthcare marketplace. These products and services span traditional risk transfer products on a quota share or excess of loss basis offered to insurers and other risk bearing organizations such as healthcare providers, health maintenance organizations and self-insured employer groups. HealthCare has also established business relationships with a select group of health care providers that offer catastrophic care management services.

    AMERICAN RE FINANCIAL PRODUCTS

    ARFP specializes in three areas of reinsurance, Credit Enhancement, Entertainment Finance and Enterprise Risk Management. Credit Enhancement primarily focuses on providing reinsurance to mono-line bond insurers. These companies insure against the risk of default as to principal and interest by issuers, mainly on municipal and asset-backed securities. Entertainment Finance focuses on providing reinsurance support for a variety of intellectual property assets such as film library revenues, music royalties, or television licensing fees. Its target markets include the large film studios and media companies. Enterprise Risk Management is defining and developing strategic alliances within the utility and energy industries to help client companies with managing and insuring risks related to weather, electricity, natural gas and other fuels, demand management and development of additional generation.

FEE-BASED SERVICES

    In addition to its core reinsurance business, the Company, through various subsidiaries, offers a broad array of related services. These services include risk management, underwriting management, actuarial analysis, financial analysis, claims management, due diligence consulting for mergers and acquisitions, reinsurance and insurance brokerage, captive and risk retention group management services, and insurance risk securitizations. Such services have generated fees from clients of $30.2 million, $29.3 million, and $32.3 million in 2000, 1999, and 1998, respectively.

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

    Through underwriting procedures, treaty reinsurance products are screened for compliance with general standards for ceding insurers and risks to be assumed and are then priced based on actuarial models the Company has developed. The actuarial models are tailored in each case to the risk exposures underlying the specific treaty and the loss experience for the risk covered thereunder. The Company determines whether to write or renew a particular treaty by considering many factors, including its past experience with the client, the types of risks to be covered, total exposure to risks underwritten by the client or to the type of risk to be assumed, and its evaluation of the client's financial strength, claims handling ability, and the overall underwriting capability.

    The Company's facultative risks are assumed on either a "program" basis or an "individual risk" basis. Under the program approach, which encompasses treaty concepts, such risks are automatically assumed subject to the pre-determined guidelines or after-the-fact review. Those risks that are covered on an "individual risk" basis are individually evaluated and priced.

    Corporate underwriting guidelines and procedures generally govern all underwriting evaluations in the Company including International Operations, subject, at times, to further refinement in the divisional underwriting guidelines due to applicable local political, economic, and other factors. Underwriting authorities are delegated by the CEO and the Corporate Chief Underwriting Officer to each division. Underwriting opportunities which exceed these delegated authorities are referred to the appropriate underwriter, including, at times, the Corporate Chief Underwriting Officer, with the requisite authority for evaluation prior to commitment.

CLAIMS

    Specific claims are reviewed and monitored by the Claims Division. The Claims Division is centralized in the home office. Claims are also handled regionally by various claims personnel in certain domestic and international offices, namely Chicago, Columbus, and San Francisco (domestically) and Brussels, London, Munich, Santiago, Singapore, Sydney, and Toronto (internationally). Claims administration includes reviewing initial loss reports, monitoring claims handling activities of clients, requesting additional information where appropriate, recommending proper reinsurance and insurance case reserves and approving payment of individual claims. In addition to reviewing claims and discussing claims issues with ceding companies, the Claims Division conducts periodic reviews of both specific claims and overall claims handling procedures at the offices of client companies. The Company relies upon its ability to monitor effectively the claims handling and claims reserving practices of ceding companies in order to establish the proper reinsurance premium for reinsurance agreements and to establish proper loss reserves.

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

    The retrocessional coverages purchased by the Company include (i) routine coverage for its property and casualty business, (ii) property and casualty clash coverage for potential accumulation of liability from treaties and facultative agreements covering losses arising from the same event or occurrence, (iii) catastrophe retrocessions for its property business,
(iv) quota share treaties that enhance underwriting capacity, and (v) stop loss protection (excess of loss reinsurance that indemnifies the company against losses that exceed a specific retention).

    The Company records an uncollectible reserve when it believes that it is probable that it will not be able to collect a receivable from a retrocessionaire. At December 31, 2000 the Company maintained a reserve for uncollectible reinsurance and premiums and other receivables of $106.3 million.

    The Company adheres to specified limits on the amount of exposure to single risks that it will accept and purchases retrocessions to reduce its per risk exposure. Generally, for treaty and facultative casualty, the per-risk limit accepted is up to $50.0 million. For property business, the per-risk limit accepted for treaty business is up to $50.0 million and for facultative business up to $200.0 million. After retrocessions, and prior to co-participation, if any, for its property and casualty business, $25.0 million net is retained per risk for both treaty and facultative. The Company will consider expanding both its maximum per risk acceptance, and its net retentions for both property and casualty business, on a selected basis, dependent upon a specific client's needs.

    Currently, the Company maintains retrocessional coverage for property and casualty clash events for treaty and facultative business, where treaty or facultative agreements are exposed to a loss from two or more products and/or reinsureds involved in a common occurrence. For property and casualty business, treaty and facultative agreements are covered in excess of $25.0 million each and every occurrence.

    The Company has in place a corporate quota share retrocessional program whereby the Company cedes 1.662% of all of its consolidated net premiums written to the quota share participants. In return, the Company receives commission offset as well as certain catastrophe reinsurance protection (described in the next paragraph).

    The Company purchases catastrophe retrocessions for both its treaty and facultative property business. Property catastrophe retrocessions cover the potential accumulation of all property exposures that may be involved in the same catastrophe, such as an earthquake or hurricane. Catastrophe retrocessions provide $201.1 million of coverage for a catastrophic event in excess of $100.0 million of retained losses. Thus, if a $500.0 million domestic catastrophe loss were reported, the Company would retain $298.9 million of catastrophe losses (prior to recovery of $5.0 million from the quota share retrocessional program described above). Upon payment of additional premiums, the coverage may be reinstated.

    American Re Capital Markets, Inc., a subsidiary of the Company ("ARCM"), is a party to certain index-based catastrophe related swaps ("Catastrophe Swaps") with Gold Eagle Capital Limited ("Gold Eagle"), a special purpose Bermuda company. Under the terms of the catastrophe swaps, ARCM may receive approximately $182.0 million of potential payments from Gold Eagle in the event of three types of certain catastrophic events: California earthquakes, Midwest earthquakes, or Eastern and Gulf Coast windstorms, all as specifically defined under the Catastrophe Swaps. Payment amounts under the Catastrophe Swaps will be determined based upon an index of modeled insurance industry losses from specified types of catastrophic events, not by the actual losses incurred by the Company. The Catastrophe Swaps are intended to effectively provide certain financial protection in excess of $500 million. See "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE COMPANY'S RESULTS OF OPERATIONS AND FINANCIAL CONDITION--Market and Interest Rate Risk."

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

    As of December 31, 2000, the reinsurance/insurance subsidiaries had in place retrocessional arrangements with approximately 955 retrocessionaires, and $3,198.0 million of accrued retrocessional recoverables on paid and unpaid losses and LAE (including IBNR). In structuring their retrocessional programs, the reinsurance/insurance subsidiaries have placements with certain retrocessionaires that result in sizable reinsurance recoverable obligations to the reinsurance/insurance subsidiaries. Certain select retrocessionaires participate in many of the reinsurance/insurance subsidiaries' retrocessionaire coverages including quota share, working layer excess of loss, catastrophe, and stop loss programs as well as specific cessions of assumed business. Cessions of significant amounts to a single retrocessionaire are contemplated only when excellent financial strength and/or the ability to collateralize obligations are clearly demonstrated. As of December 31, 2000, a total of $593.2 million of accrued retrocessional recoverables on paid and unpaid losses (18.5% of total retrocessional recoverables) were attributable to Munich Re (which had an A.M. Best rating of "A++ (Superior)" at December 31, 2000), $446.9 million (14.0% of total retrocessional recoverables) were attributable to National Indemnity Company (which had an A.M. Best rating of "A++ (Superior)" at December 31,
2000), and $416.5 million (13.0% of total retrocessional recoverables) were attributable to Travelers Property Casualty Corp. ("Travelers") (which had an A.M. Best rating of "A++(Superior)" at December 31, 2000). Except as described above, recoverable amounts attributable to any one or related groups of retrocessionaires did not in the aggregate exceed 10% of the reinsurance recoverables on paid and unpaid losses.

COMPETITION

    The property and casualty reinsurance business is highly competitive. Competition with respect to the types of reinsurance in which the Company is engaged is based on many factors, including the perceived overall financial strength of the reinsurer, ratings of the reinsurer, underwriting expertise, premiums charged, contract terms and conditions, services offered, speed of claims payment, reputation and experience. The Company competes in the United States and international reinsurance markets with independent reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of primary insurance companies and underwriting syndicates from the United States and abroad, some of which have greater financial resources than the Company. The Company also competes with providers of alternative forms of risk transfer such as investment banks, which offer capital market mechanisms such as the securitization of insurance and reinsurance risks, for primary insurers to transfer such risks directly to investors.

REGULATORY MATTERS

    The Company is subject to regulation under the insurance statutes, including insurance holding company statutes, of various states, including Delaware, the domiciliary state of American Re-Insurance, AAIC, and The Princeton Excess and Surplus Lines Insurance Company ("Princeton E & S").

    GENERAL. U.S. domestic property and casualty insurers, including reinsurers, are subject to regulation by their states of domicile and by those states in which they are licensed. In general, the rates and policy terms of primary insurance policies and insurance company operations and practices with respect to policyholders are closely regulated by state insurance departments. By contrast, reinsurance agreements generally are not subject to regulation by any governmental authority with respect to rates or policy terms although reinsurers are required to maintain a certain financial condition in order to provide accredited reinsurance to authorized insurers in the states. As a practical matter, however, the rates charged by primary insurers do have an effect on the rates that can be charged by reinsurers.

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

    AAIC. In order to write primary insurance business primarily for the alternative market, AAIC must comply with substantial regulatory requirements in each state where it does business. In addition to the rate and policy form requirements mentioned above, depending upon the nature of the primary business being written and the production sources for the business, these regulatory requirements include, but are not limited to, requirements with regard to licensing, coverages offered, claims processing operations, relations with producers, and mandatory participation in residual markets. This regulation is primarily designed for the protection of policyholders. The Company's management believes that AAIC is in material compliance with all applicable laws and regulations pertaining to its business and operations.

AAIC is licensed to transact insurance or reinsurance business in all fifty states and the District of Columbia.

    PRINCETON E & S. Princeton E & S, a Delaware insurance company, was formed to provide insurance coverage on a non-admitted basis in the United States. Princeton E & S is licensed as an admitted insurer in its domicile state, Delaware, and to date has been authorized as eligible to write excess and surplus lines insurance in seven states on a non-admitted basis.

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

    TRIENNIAL EXAMINATIONS. Insurance Departments usually conduct examinations of domiciled insurers and reinsurers every three years, and may do so at such other times as are deemed advisable by the Insurance Commissioners. The most recent examination of the reinsurance/insurance subsidiaries by the Delaware Insurance Department covered the period January 1, 1995 (October 1, 1997 for Princeton E & S) to December 31, 1998. The Insurance Department's reports were issued in 2000 and contained no material adverse findings.

    RISK BASED CAPITAL. The NAIC has adopted a risk based capital ("RBC") standard for property and casualty insurance (and reinsurance) companies which measures the amount of capital appropriate for a property and casualty insurance company to support its overall business operations in light of its size and risk profile. At December 31, 2000, American Re-Insurance's total adjusted capital was $1,649.7 million, or 1.93 times the authorized control level RBC total of $856.5 million. Because this ratio is less than 2.00 times, American Re-Insurance must submit a comprehensive financial plan to the Insurance Department of the State of Delaware which will address American Re-Insurance's plans for attaining the required levels of RBC. Achievement of the comprehensive financial plan depends on future events and circumstances, the outcome of which cannot be assured.

    AAIC's total adjusted capital in 2000 of $98.6 million is in excess of the authorized control level RBC total of $14.4 million. Princeton E & S's total adjusted capital in 2000 of $25.7 million is in excess of the authorized control level RBC total of $0.1 million.

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

    Under the Delaware Insurance Code, no Delaware insurer may pay any
(i) dividend or distribution without 10 days' prior notice to the Delaware Insurance Department or (ii) "extraordinary" dividend or distribution until
(a) 30 days after the Delaware Insurance Commissioner has received notice of the declaration thereof and has not within such period disapproved such payment or
(b) the Delaware Insurance Commissioner has approved such payment within the 30-day period. Under the Delaware Insurance Code, an "extraordinary" dividend for a property and casualty insurer is a dividend, the amount of which, when taken together with all other dividends made in the preceding twelve months, exceeds the greater of (i) 10% of an insurer's statutory surplus as of the end of the prior calendar year or (ii) the insurer's statutory net income, not including realized capital gains, for the prior calendar year. Under this definition, as of December 31, 2000 the maximum amount available for the payment of dividends by American Re-Insurance during 2001 without prior approval of regulatory authorities is $216.5 million. No prediction can be made as to whether any legislative proposals relating to dividend rules in Delaware will be made, whether any such legislative proposal will be adopted in the future, or the effect, if any, any such proposal would have on the Company or American Re-Insurance.

    LEGISLATIVE AND REGULATORY PROPOSALS. From time to time, various regulatory and legislative changes have been proposed in the insurance and reinsurance industry, which may have an effect on reinsurers. The Gramm-Leach-Bliley Act, also known as the Financial Modernization Act, and corresponding regulatory proposals in the various states, contain a number of privacy provisions which are applicable to the Company. In general, the provisions require us to inform consumers of (i) the Company's information sharing practices with both affiliated and non-affiliated third parties, (ii) the consumers right, subject to certain exceptions, to opt out of such information sharing practices, and
(iii) what type of security is provided by the Company for the consumer information. The deadline for compliance with these federal and state privacy regulations is July 1, 2001. In addition to the privacy provisions under Gramm-Leach, Congress has also adopted the Health Insurance Portability and Accountability Act ("HIPAA"). HIPAA, among other things, requires certain entities to adopt and enforce particular standards and procedures to protect the privacy and confidentiality of patient health care information. By reason of American Re-Insurance's HealthCare operation the Company will need to assess the extent, if any, to which it may be required to comply with the new privacy laws pertaining to health related information.

    The Company is unable to predict whether any of these laws or regulations would be adopted in the various states, the form in which any such laws and regulations would be adopted in such states, or the effect, if any, these developments will have on the operations and financial condition of the Company or any of its subsidiaries.

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

    CALIFORNIA. California has two Holocaust era insurance related statutes. The first purports to permit the suspension of an insurer's license if it or any of its affiliates has failed to pay any claim of Holocaust victims proven to be valid and unpaid. This statute also authorizes the Commissioner to include consideration of whether an insurer is participating in the Holocaust Commission in deciding whether to suspend the insurer's license. In July, 1999, the California Insurance Department ("CID") initiated an examination and hearing involving the Company's California licensed insurers and Munich Re in order to investigate whether these companies or affiliated companies in Europe had outstanding Holocaust era insurance claims. While the licensees named in the examination and hearing process either were not in existence or did not do business in Europe during the Holocaust era, and Munich Re, as a reinsurer, never issued any insurance policies, the CID sought information on Holocaust era insurance from European insurers in which Munich Re has an indirect investment interest. While the hearing and examination are pending, there are no regulatory actions currently in progress against any of the Company's licensed insurers or Munich Re.

    The second California statute is the Holocaust Victim Insurance Relief Act of 1999 ("California Registry Law") designed to create a publicly accessible registry of Holocaust era policyholder information. The California Registry Law requires California licensed insurers to report Holocaust era policyholder information in their possession or in the possession of their "related companies," as that term is defined in the California Registry Law. The CID interprets this statute to require information even from companies that are not controlled by the licensed insurers or their parent companies. In March, 2000, American Re-Insurance and the American Insurance Association, an insurance trade association, many of whose members are California licensed insurers, initiated litigation in California challenging the validity of the California Registry Law on constitutional and other grounds. In June, 2000, the U.S. District Court for the Eastern District of California issued a preliminary injunction against the CID from enforcing the California Registry Law. Upon appeal by the CID of that decision, the United States Court of Appeals for the Ninth Circuit, in February, 2001, affirmed the preliminary injunction, but rejected the constitutional basis presented in support of the injunction and remanded the case to the District Court for consideration of the constitutional issue of due process as the basis for injunction. That litigation is pending.

    FLORIDA. Florida has enacted a statute ("Florida Holocaust Law") that seeks reports of information on Holocaust era insurance. The Florida Holocaust Law requires Florida licensed insurers to report certain information on insurance policies issued in Europe during the Holocaust era by such licensees and their affiliates. American Re-Insurance and AAIC have no information to report because they did not issue insurance policies in Europe during the relevant time period. However, the companies have timely filed reports disclosing information voluntarily provided by European insurers in which Munich Re has an investment interest. The Florida Insurance Department has issued subpoenas to American Re-Insurance, AAIC, and approximately 40 other insurance companies seeking policyholder information in connection with the Florida Holocaust Law. In November 1999, an unaffiliated company initiated litigation against the Florida Insurance Department challenging the validity of the subpoenas and the constitutionality of the Florida Holocaust Law. In November 2000, the U.S. District Court for the Northern District of Florida held that Florida has no jurisdiction over the matters pertaining to Holocaust era insurance policies issued in Europe, and the Court enjoined Florida from enforcing the Florida Holocaust Law. Florida has appealed the District Court ruling. That appeal is pending.

    NEW YORK. New York has enacted a statute ("New York Holocaust Law") similar to the Florida Holocaust Law. American Re-Insurance and AAIC timely filed reports responsive to the New York Holocaust Law disclosing information voluntarily provided by European insurers in which Munich Re has an investment interest. The New York Insurance Department subsequently requested additional information in connection with Holocaust era insurance, and American Re promptly forwarded these requests to the European insurers which responded directly to the Department. Notwithstanding this, in March, 2000 the Department threatened to attempt to fine American Re up to $1,000 per day for alleged reporting violations unless Munich Re joins the Holocaust Commission, or agrees to pay alleged Holocaust claims involving companies that Munich Re does not control, or contributes to a humanitarian fund for the benefit of Holocaust survivors, and in April 2000, American Re-Insurance received a letter from the Department's Disciplinary Unit that disciplinary action against American Re-Insurance and/or its officers is being considered. However, no formal action has been taken by the Department to date.

    WASHINGTON. Washington has enacted a statute similar to the California Registry Law. American Re-Insurance and AAIC have reported to the Washington Insurance Department that they have nothing to report under the statute. The Department has asserted that the companies' report is not in compliance with the law and has indicated that it may initiate enforcement action against American Re, although no action has been commenced to date.

                                 *  *  *  *  *

    American Re believes that it has fully complied with the requirements of these statutes or in the alternative, that such statutes are unconstitutional. However, there can be no assurance that insurance regulators will not initiate administrative or other actions against American Re under these laws or that such statutes shall ultimately be found to be unconstitutional. American Re does not believe that the ultimate resolution of these matters will have a material adverse effect on the business, financial condition or results of operations of American Re and its subsidiaries taken as a whole.

ITEM 2.  PROPERTIES

    The Company owns approximately 413,541 square feet of space in four contiguous executive office properties in Princeton, New Jersey, on land owned by Princeton University and subject to long-term ground leases. In 2000, American Re-Insurance purchased a 10 acre parcel of land which is contiguous with the executive office properties for potential future expansion. The Company also owns properties for its foreign subsidiaries and representative offices totaling 20,305 square feet in Mexico City, Cairo, Santiago, Bogota and Buenos Aires.

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

    (b) 100% of the Company's Common Stock is owned by MAHC.

    (c) It is the Company's understanding that Munich Re intends to further strengthen the capital position of the Company by allowing net income to be retained; therefore, at this time no cash dividends on the Common Stock are anticipated. The dividend capacity of the reinsurance/insurance subsidiaries is discussed in Part I, Item 1. BUSINESS--Regulatory Matters-- DIVIDENDS.

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

                                                 2000       1999       1998       1997       1996
                                               --------   --------   --------   --------   --------
                                                              (DOLLARS IN MILLIONS)
OPERATING DATA:
  Net premiums written.......................  $3,211.7   $2,905.7   $2,406.8   $2,497.7   $1,902.4
  Net premiums earned........................   3,240.2    2,927.5    2,418.9    2,486.1    1,796.7
  Losses and LAE(1)..........................   2,812.9    2,654.4    1,682.4    1,716.3    1,167.8
  Underwriting expenses......................     990.4      870.7      816.4      838.4      533.5
  Underwriting gain (loss)...................    (563.1)    (597.6)     (79.9)     (68.6)      95.4
  Net investment income......................     464.9      415.1      417.5      427.5      248.2
  Net realized capital gains.................     104.9       82.9       92.8       87.7        4.8
  Interest expense...........................      42.8       41.9       42.2       42.8       54.1
  Income (loss) before income taxes..........     (98.8)    (178.0)     321.5      224.3      232.6
  Income taxes (benefit).....................     (47.5)     (90.1)      82.4       (3.4)      73.8
  Income (loss) before minority interest,
    distributions on preferred securities of
    subsidiary trust and extraordinary
    loss.....................................     (51.3)     (87.9)     239.1      227.7      158.8
  Minority interest..........................        --         --         --        6.8         --
  Distributions on preferred securities of
    subsidiary trust.........................     (13.1)     (13.1)     (13.1)     (13.1)     (13.1)
  Income (loss) before extraordinary loss....     (64.4)    (101.0)     226.0      221.4      145.7
  Extraordinary loss, net of applicable
    income tax effect........................        --         --         --         --      (34.0)
  Net income (loss) available to common
    shareholders.............................     (64.4)    (101.0)     226.0      221.4      111.7

OTHER GAAP OPERATING DATA(2):
  Loss and LAE ratio.........................      86.8%      90.7%      69.6%      69.0%      65.0%
  Underwriting expense ratio.................      30.6       29.7       33.7       33.8       29.7
                                               --------   --------   --------   --------   --------
  Combined ratio.............................     117.4%     120.4%     103.3%     102.8%      94.7%

STATUTORY DATA(3):
  Ratio of net premiums written to surplus...      1.46x      1.31x      0.87x      1.07x      1.21x
  Policyholders' surplus.....................  $2,177.1   $2,166.0   $2,631.1   $2,323.4   $2,178.1
  Loss and LAE ratio.........................      85.9%      86.3%      68.2%      68.8%      67.5%
  Underwriting expense ratio.................      31.1       28.9       35.5       35.1       31.0
                                               --------   --------   --------   --------   --------
  Combined ratio.............................     117.0%     115.2%     103.7%     103.9%      98.5%

                                            2000        1999        1998        1997        1996
                                          ---------   ---------   ---------   ---------   ---------
                                                            (DOLLARS IN MILLIONS)
BALANCE SHEET DATA (AT END OF PERIOD):
  Total investments and cash............  $ 7,893.8   $ 7,439.9   $ 7,801.3   $ 7,673.4   $ 7,007.3
  Total assets..........................   14,942.8    14,278.8    13,544.0    13,216.9    12,114.7
  Loss and LAE reserves.................    8,882.2     8,369.0     7,334.1     7,469.3     7,178.3
  Loan from parent......................       80.1          --          --          --          --
  Senior bank debt......................         --        75.0        75.0        75.0        75.0
  Senior notes..........................      498.5       498.5       498.5       498.5       498.4
  Company-obligated mandatorily
    redeemable preferred securities of
    subsidiary trust holding as all its
    assets Junior Subordinated
    Debentures..........................      237.5       237.5       237.5       237.5       237.5
  Stockholder's equity..................  $ 2,420.1   $ 2,489.0   $ 2,853.1   $ 2,586.4   $ 1,792.5

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE COMPANY'S RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000, COMPARED WITH YEAR ENDED DECEMBER 31, 1999

    The Company incurred a net loss to common stockholder of $64.4 million for the year ended December 31, 2000 compared to a net loss of $101.0 million in 1999.

    The Company's net premiums written increased 10.5% to $3,211.7 million for the year ended December 31, 2000, from $2,905.7 million in 1999. RiskPartners experienced a 18.8% increase in net premiums written to $589.2 million for the year ended December 31, 2000, from $495.8 million for the same period in 1999. This increase was primarily attributable to a $35.0 million increase in RiskPartners' treaty business, a $45.4 million increase in its facultative business, and a $55.3 million increase in its direct business, offset by a $42.3 million decrease in its finite risk writings. HealthCare experienced an increase in treaty net premiums written to $329.1 million for the year ended December 31, 2000, from $123.1 million for the same period in 1999. International Operations experienced a 14.9% increase in net premiums written to $588.0 million for the year ended December 31, 2000, from $511.9 million for the same period in 1999. This increase was primarily attributable to a $109.5 million increase in International Operation's treaty business, partially offset by a $29.9 million decrease in its finite risk writings. These increases were partially offset by a 5.6% decrease in net premiums written in DICO to $1,640.3 million for the year ended December 31, 2000, from $1,737.6 million for the same period in 1999. This decrease was attributable to a $192.4 million decrease in DICO's finite risk business and a $89.3 million decrease in its treaty business, partially offset by a $167.3 million increase in facultative writings.

    The Company's net premiums earned increased 10.7% to $3,240.2 million for the year ended December 31, 2000, from $2,927.5 million in 1999. The increase in premiums earned was primarily attributable to the increase in net premiums written and the timing of premiums earned on business in force.

    Net losses and LAE incurred increased 6.0% to $2,812.9 million for the year ended December 31, 2000, from $2,654.4 million in 1999. This increase is primarily attributable to the increase in net premiums earned. Both the 2000 and 1999 periods include provisions for increased losses for the recent accident years to reflect adverse market conditions. The 1999 period also included a loss in connection with the settlement of a dispute concerning a finite risk agreement. In addition, the Company incurred $62.4 million of catastrophe losses during the year ended December 31, 2000, in contrast to $122.5 million during the year ended December 31, 1999.

    Underwriting expense, which consists of commission expense plus operating expense, increased 13.7% to $990.4 million for the year ended December 31, 2000, from $870.7 million in 1999. This increase included a 26.2% increase in commission expense to $751.4 million for the year ended December 31, 2000 from $595.3 million in 1999. This increase was primarily attributable to the increase in net premiums earned, in addition to a lower commission ratio on several large, retrospectively rated contracts in the 1999 period. Operating expenses decreased 13.2% to $239.0 million for the year ended December 31, 2000 from $275.4 million for 1999, primarily due to a decrease in overhead costs.

    The Company experienced an underwriting loss (net premiums earned minus losses and LAE incurred and underwriting expenses) of $563.1 million for the year ended December 31, 2000, compared to an underwriting loss of $597.6 million in 1999. The Company's loss ratio decreased to 86.8% for the year ended December 31, 2000 from 90.7% in 1999, while the underwriting expense ratio increased to 30.6% in 1999 from 29.7% in 1999. The combined ratio for the year ended December 31, 2000, decreased to 117.4% from 120.4% in 1999.

    Pre-tax net investment income increased 12.0% to $464.9 million for the year ended December 31, 2000, from $415.1 million in 1999. This increase is the result of an increase in the Company's invested asset base and the repositioning of the investment portfolio into higher yielding taxable securities.

    The Company realized net capital gains of $104.9 million for the year ended December 31, 2000, compared to net capital gains of $82.9 million in 1999. The 2000 period included net capital gains of $86.4 million on the sale of common stock, and $23.6 million on the sale of bonds. The 1999 period included net capital gains of $87.9 million on the sale of common stock, offset by net capital losses of $3.8 million on the sale of bonds.

    Other income decreased 5.5% to $26.0 million for the year ended
December 31, 2000, from $27.5 million in 1999. Other expenses increased 38.6% to $88.7 million for the year ended December 31, 2000 from $64.0 million in 1999. This increase was primarily attributable to the reversal of an expense accrual related to the Company's long term incentive compensation program during the 1999 period.

    The Company experienced a loss before income taxes and distributions on preferred securities of subsidiary trust of $98.8 million for the year ended December 31, 2000, compared to a loss of $178.0 million in 1999.

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

FINANCIAL CONDITION

    The Company is a holding company, which includes its principal subsidiary, American Re-Insurance. Based on statutory net premiums written of $3,165.5 million in 2000, American Re-Insurance ranked as the third largest property and casualty reinsurer in the U.S., according to Reinsurance Association of America statistics.

    Total consolidated assets increased by 4.7% to $14,942.8 million at December 31, 2000, from $14,278.8 million at December 31, 1999. This increase was primarily due to increases in investments and cash of $453.9 million and reinsurance recoverables on paid and unpaid losses of $163.1 million. Total consolidated liabilities increased by 6.3% to $12,285.2 million at December 31, 2000, from $11,552.3 million at December 31, 1999. This increase was primarily due to increases in loss and loss adjustment expense reserves of $513.2 million, and funds held under reinsurance treaties of $108.7 million.

    In December, 2000, the Company entered into a three-year revolving credit agreement ("Euro Loan") with Munich Re, which allows the Company to borrow up to Euro E200.0 million. Outstanding amounts under the Euro Loan bear interest annually at a rate equal to the Eurocurrency Base Rate plus 0.1%. At that time, the Company borrowed Euro E85.0 million under the Euro Loan, which was used to repay the $75.0 million outstanding under the revolving credit agreement with Bank of America, N.A. The Euro Loan is recorded at its original cost, adjusted for changes in foreign exchange rate. Those adjustments in value are recognized through income as foreign exchange gain or loss. At December 31, 2000, $80.1 million was outstanding under the Euro Loan.

    At the time of the borrowing, the Company entered into a Cross-Currency Interest Rate Swap agreement ("Euro Swap") with Chase Manhattan Bank as an economic hedge, for other than trading purposes, against the foreign exchange risk related to the Euro Loan. Under the terms of the Euro Swap, the Company received $75.6 million on conversion of the Euro E85.0 million borrowed from Munich Re.

At the termination date, the Company will return $76.3 million to Chase Manhattan Bank in exchange for Euro E85.0 million for the purposes of paying off the Euro Loan. The Euro Swap bears interest on a notional amount of $76.3 million at an adjustable rate equal to the three month U.S. Dollar London InterBank Offered Rate ("USD LIBOR") plus 0.1%. The Euro Swap is recorded at its fair value with changes in that value recognized through investment income.

    Common stockholder's equity decreased to $2,420.1 million at December 31, 2000, from $2,489.0 million at December 31, 1999. This decrease was primarily attributable to the net loss of $64.4 million for the year ended December 31, 2000.

    The Company's reinsurance/insurance subsidiaries' statutory surplus increased to $2,177.1 million at December 31, 2000, from $2,166.0 million at December 31, 1999. During 2000, the Company contributed $250.0 million to the statutory surplus of American Re-Insurance. Operating leverage, as measured by the reinsurance/insurance subsidiaries' premiums-to-surplus ratio, on an annualized basis was 1.46 to 1 and 1.31 to 1 at December 31, 2000, and December 31, 1999, respectively.

    INVESTMENTS

    The total financial statement value of investments and cash increased to $7,893.8 million at December 31, 2000, from $7,439.9 million at December 31, 1999, primarily due to increases in cash flows from operating activities, and an increase in the fair value adjustment of investments held. The financial statement value of the investment portfolio at December 31, 2000, included a net decrease from amortized cost to fair value of $49.9 million for debt and equity investments, compared to a net decrease of $161.2 million at December 31, 1999. At December 31, 2000, the Company recognized a cumulative unrealized loss of $32.4 million due to the net adjustment to fair value on debt and equity investments, after applicable income tax effects, which was reflected as a component of accumulated other comprehensive income. This represents a net increase to stockholder's equity of $72.4 million from the cumulative unrealized loss on debt and equity securities of $104.8 million recognized at December 31, 1999.

    The Company follows an investment strategy that emphasizes maintaining a high-quality investment portfolio and maximizing after-tax current income. The composition of the Company's investment portfolio, on a fair value basis, for the periods ending December 31, was as follows:

                                                  2000                  1999
                                           -------------------   -------------------
                                            AMOUNT    PERCENT     AMOUNT    PERCENT
                                           --------   --------   --------   --------
                                                     (DOLLARS IN MILLIONS)
Fixed maturities:
  U.S. Government and government agency
    bonds................................  $  922.0     11.7%    $  730.8      9.8%
  Municipal bonds........................   1,096.2     13.9      2,070.3     27.8
  Mortgage backed securities.............   1,400.3     17.7      1,106.8     14.9
  Domestic corporate bonds...............   2,549.5     32.3      1,637.8     22.0
  Foreign bonds..........................     729.2      9.3        769.5     10.4
  Redeemable preferred stock.............      72.4      0.9         84.6      1.2
Equity securities........................     500.5      6.3        402.1      5.4
Other investments........................      16.4      0.2         40.5      0.5
Cash and cash equivalents................     607.3      7.7        597.5      8.0
                                           --------    -----     --------    -----
    Total fair value.....................  $7,893.8    100.0%    $7,439.9    100.0%
                                           ========    =====     ========    =====

    The net increase in the financial statement value of investments and cash reflects underwriting results, reinvestment of investment income received, interest expense, income tax payments, and fair value adjustments on bonds and equity securities classified as available for sale. There were $6,697.2 million and

$6,315.2 million of bonds carried at fair value as available for sale securities at December 31, 2000 and 1999, respectively.

    The following table indicates the composition of the Company's bond portfolio, on a fair value basis, by rating as assigned by Standard & Poor's at December 31:

                                                  2000                  1999
                                           -------------------   -------------------
                                            AMOUNT    PERCENT     AMOUNT    PERCENT
                                           --------   --------   --------   --------
                                                     (DOLLARS IN MILLIONS)
AAA......................................  $4,096.8     61.2%    $3,912.8     62.0%
AA.......................................   1,008.5     15.1      1,324.8     21.0
A........................................   1,106.3     16.5        712.7     11.3
BBB......................................     330.7      4.9        210.4      3.3
BB and below and not rated...............     154.9      2.3        154.5      2.4
                                           --------    -----     --------    -----
    Total fair value.....................  $6,697.2    100.0%    $6,315.2    100.0%
                                           ========    =====     ========    =====

    The Company continues to seek opportunities to enhance investment yield primarily through a fixed maturity investment strategy, while investigating various nontraditional investment opportunities. The Company also monitors investment and liability duration to ensure optimal investment performance. In addition, the Company continues to invest at a range of maturities to ensure a consistent maturity profile, thereby minimizing the need for security sales to raise liquidity levels. The modified duration of the Company's bond portfolio was estimated at 4.82 and 4.62 years at December 31, 2000, and 1999, respectively. The Company continually tracks the allocation of the bond portfolio invested in tax-advantaged securities based on tax planning considerations and their value relative to taxable investments.

    In 2000, American Re-Insurance entered into two securities lending agreements. The first, with State Street Bank and Trust Company involved predominately U.S. Treasury securities, which had a fair value of $218.5 million at December 31, 2000. Under the second agreement with Merrill Lynch, the securities loaned were comprised predominately of tax-exempt municipal securities, which had a fair value of $904.4 million at December 31, 2000. Income from the securities loaned under the agreement with Merrill Lynch is deemed to be taxable in nature, during the time the securities are on loan. Under both agreements, collateral must be maintained at 102% of the loaned securities and must have a weighted average credit rating of at least AA- by Standard and Poors Corporation ("S&P") or Aa3 by Moody's Investors Services ("Moody's"). Income from securities lending totaled $9.3 million for the fiscal year ended December 31, 2000.

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

    The Company is required to apply a portion of its operating cash flow to the servicing and repayment of its debt obligations. The payment of dividends to the Company by American Re-Insurance is subject to limitations imposed by the Delaware Insurance Code. Based upon these restrictions and 2000 operating results, the maximum amount available for payment of dividends to the Company by American Re-Insurance in 2001 without approval of regulatory authorities is $216.5 million.

    The Company's cash flow from operations may be influenced by a variety of other factors, including cyclical changes in the property and casualty reinsurance market, insurance regulatory initiatives, and changes in general economic conditions. Liquidity requirements are met on both a short- and long-term basis by funds provided by operations and from the maturity and sale of investments. Cash provided by operations primarily consists of premiums collected, investment income, and reinsurance recoverable balances collected, less paid claims, retrocession payments, underwriting and interest expenses, QUIPS distributions, and income tax payments. Cash flows provided by operations for the Company were $291.6 million for 2000; cash flows used in operations were $38.5 million for 1999; and cash flows provided by operations were $202.7 million for 1998. The increase in 2000, as compared to 1999, is attributable to increased net premiums collected, in addition to increased net investment income received. The decrease in 1999 is primarily attributable to higher paid losses during the period. The decrease in the 1998 period is attributable to several factors, including the Company's lower level of premium writings in the soft market, a higher level of paid losses from its book of proportional business, and payments related to catastrophes.

    Total cash proceeds in 2000 from sales of investments were $3,656.6 million compared to $3,321.3 million in 1999 and $6,164.7 million in 1998. The increased activity in 2000 was due to the Company's investment strategy to restructure certain segments of the investment portfolio and increase common equity holdings. The decreased activity in 1999 was the result of an abnormally high level of activity during 1998. Cash and cash equivalents were $607.3 million, $597.5 million, and $274.9 million, at December 31, 2000, 1999, and 1998, respectively. Cash and short-term investments are maintained for liquidity purposes and represented 7.7%, 8.0% and 3.5%, respectively, of total financial statement investments and cash on such dates.

CREDIT RATINGS

    In December, 2000, A.M. Best affirmed its rating of American Re-Insurance of "A++ (Superior)", the highest of A.M. Best's 15 qualitative ratings. "A++ (Superior)" is assigned by A.M. Best to those companies which, in its opinion, have demonstrated superior overall performance when compared to the standards established by A.M. Best and have demonstrated a very strong, ability to meet their policyholder and other contractual obligations over a long period of time. According to A.M. Best, the objectives of its rating system are to evaluate the factors affecting overall performance of an insurance or reinsurance company and to provide A.M. Best's opinion of the company's relative financial strength and ability to meet its obligation to policyholders currently and in the future.

    In March, 2001, S&P affirmed American Re-Insurance's claims paying ability rating of "AAA." The "AAA" rating represents the highest of S&P's ratings. A rating of "AAA" is assigned by S&P to those companies which, in its opinion, have superior financial security on an absolute and relative basis and their capacity to meet policyholder obligations is overwhelming under a variety of economic and underwriting conditions. At the same time, S&P affirmed its "AA" counterparty credit and senior unsecured debt ratings of the Company.

    In December 2000, Moody's affirmed the Company's and American Re-Insurance's financial strength rating of "Aaa." The "Aaa" rating represents the highest of Moody's 19 qualitative ratings. A rating of "Aaa" is assigned by Moody's to those companies which, in Moody's opinion, offer exceptional financial security.

    There can be no assurance that the Company or American Re-Insurance will continue to maintain the ratings.

MARKET AND INTEREST RATE RISK

    The Company is subject to market risk arising from the potential change in the value of its various financial instruments. These changes may be due to fluctuations in interest and foreign exchange rate and equity prices. The major components of market risk affecting the Company are interest rate, foreign currency and equity risk.

    The Company has both fixed and variable (including mortgage backed securities and collateralized mortgage obligations) income investments with a value of $6,769.6 million at December 31, 2000 that are subject to changes in value due to market interest rates. In addition to interest rate and foreign exchange risk, the Company's common equity portfolio of $500.5 million at December 31, 2000 is subject to changes in value based on changes in equity prices, predominately in the United States. The Company also has a loan from Munich Re of $80.1 million, Senior Notes of $498.5 million, and QUIPS of $237.5 million. The Munich Re loan is a variable rate instrument, while the Senior Notes and QUIPS are fixed rate instruments.

    The Company has exposure to movements in various currencies around the world, particularly the British pound, the Euro, and the Australian dollar. Changes in currency exchange rates primarily affect the international components of the Company's balance sheet, income statement, and statement of cash flows. This exposure is somewhat offset because the Company's reinsurance premiums and invested assets are partially offset by losses incurred and loss reserves, respectively, generally denominated in the same currency.

    ARCM is a party to certain index-based Catastrophe Swaps with Gold Eagle, a special purpose Bermuda company. Under the terms of the catastrophe swaps, ARCM may receive approximately $182 million of potential payments from Gold Eagle in the event of three types of certain catastrophic events: California earthquakes, Midwest earthquakes, or Eastern and Gulf Coast windstorms, all as specifically defined under the Catastrophe Swaps ("Catastrophes"). Payment amounts under the catastrophe swaps will be determined based upon an index of modeled insurance industry losses from Catastrophes as calculated by Risk Management
Solutions, Inc. American Re Securities Corporation, a subsidiary of the Company, acted as placement agent for Gold Eagle in the placement of catastrophe related securities, called Modeled Index Linked Securities(SM) (ModILS SM), intended to collateralize any potential payments by Gold Eagle to ARCM under the catastrophe swaps. The ModILS(SM) securities, are different from other forms of catastrophe-related securities in that the protection they provide is triggered by the size of an index of modeled insurance industry losses from specified types of catastrophic events, not by the actual losses incurred by the Company.

    The Company adjusts the catastrophe swaps to fair value using a model pricing based upon interest rate spreads above comparable U.S. Treasury investments, applied to a notional value outstanding of $182.1 million. The fair value adjustment was $0.7 and $0.6 at December 31, 2000 and 1999, respectively.

SENSITIVITY ANALYSIS OF MARKET RISK AND DISCLOSURES ABOUT MODEL

    Interest rate sensitivity analysis is used to measure the Company's interest rate price risk by computing estimated changes in fair value of fixed and variable rate assets and liabilities in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 200 basis point increase or decrease in the mark interest rates. The following table presents the Company's projected change in fair value of the Company's financial instruments at December 31, 2000. All market sensitive instruments presented in this table are available for sale. The Company has no significant trading securities.

    The calculation of fair value is based on the net present value of estimated discounted cash flows expected over the life of the market rate sensitive instruments, using market prepayment assumptions and market rates of interest provided by independent broker quotations and other public sources as of December 31, 2000, with adjustments made to reflect the shift in the Treasury yield curve as appropriate.

                                      FAIR VALUE OF TOTAL                     PERCENTAGE
                                     INVESTMENTS, EXCLUDING   HYPOTHETICAL   HYPOTHETICAL
PERCENT CHANGE IN INTEREST RATES        COMMON EQUITIES          CHANGE         CHANGE
--------------------------------     ----------------------   ------------   ------------
                                                    (DOLLARS IN MILLIONS)
200 basis point rise...............         $6,857.4            $(535.9)         (7.3)%
100 basis point rise...............          7,119.7             (273.6)         (3.7)
Base Scenario......................          7,393.3                 --            --
100 basis point decline............          7,666.1              272.8           3.7
200 basis point decline............          7,932.3              539.0           7.3

                                       FAIR VALUE OF LOAN                    PERCENTAGE
                                       FROM PARENT, SENIOR   HYPOTHETICAL   HYPOTHETICAL
PERCENT CHANGE IN INTEREST RATES         NOTES AND QUIPS        CHANGE         CHANGE
--------------------------------       -------------------   ------------   ------------
                                                     (DOLLARS IN MILLIONS)
200 basis point rise.................        $680.5            $(119.2)         (14.9)%
100 basis point rise.................         739.2              (60.5)          (7.6)
Base Scenario........................         799.7                 --             --
100 basis point decline..............         863.6               63.9            8.0
200 basis point decline..............         935.0              135.3           16.9

    The preceding tables indicate that at December 31, 2000, in the event of a sudden and sustained increase in prevailing market interest rates, the fair value of the Company's investment and debt instruments would be expected to decrease, and that in the event of a sudden and sustained decrease in prevailing market interest rates, the fair value of the Company's fixed maturity investments and debt instruments would be expected to increase.

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

    CHANGES IN HISTORICAL RESERVES. The following table shows the year-end reserves from 1990 through 2000, and the subsequent changes in those reserves, presented on a combined basis for the reinsurance/ insurance subsidiaries. The following data is not accident year data, but a display of 1990 through 2000 year-end reserves and the subsequent changes in those reserves. For instance, the "Redundancy (Deficiency)" shown in the table for each year represents the aggregate amount by which original estimates of reserves at that year-end have changed in subsequent years. Accordingly, the cumulative deficiency for a year relates only to reserves at that year-end and such amounts are not additive. For example, the initial year-end 1990 reserves have developed a $424 million deficiency through December 31, 2000.

            CHANGES IN HISTORICAL RESERVES FOR UNPAID LOSSES AND LAE FOR THE LAST TEN YEARS--GAAP BASIS AS OF DECEMBER 31, 2000

                                                                            DECEMBER 31,
                                  ------------------------------------------------------------------------------------------------
                                    1990       1991       1992       1993       1994       1995       1996       1997       1998
                                  --------   --------   --------   --------   --------   --------   --------   --------   --------
Net liability for unpaid losses
  and LAE.......................   $3,203     $3,267     $3,254     $3,573     $3,922     $4,501     $4,849     $5,103     $5,065
Paid (cumulative) as of:
One year later..................      811        864        739        889      1,076      1,124      1,295      1,509      1,986
Two years later.................    1,423      1,318      1,316      1,566      1,787      1,895      2,230      2,809      3,339
Three years later...............    1,755      1,667      1,791      2,058      2,303      2,517      3,104      3,670
Four years later................    2,004      1,985      2,137      2,421      2,744      3,097      3,651
Five years later................    2,243      2,252      2,414      2,748      3,159      3,441
Six years later.................    2,463      2,483      2,671      3,060      3,425
Seven years later...............    2,669      2,689      2,936      3,279
Eight years later...............    2,858      2,922      3,137
Nine years later................    3,079      3,109
Ten years later.................    3,258

Net liability re-estimated as
  of:
End of year.....................   $3,203     $3,267     $3,254     $3,573     $3,922     $4,501     $4,849     $5,103     $5,065
One year later..................    3,258      3,194      3,317      3,640      4,369      4,512      4,920      5,165      5,635
Two years later.................    3,183      3,224      3,363      3,986      4,397      4,610      4,863      5,533      5,903
Three years later...............    3,216      3,244      3,666      4,017      4,347      4,555      5,039      5,434
Four years later................    3,225      3,474      3,686      4,009      4,297      4,756      4,869
Five years later................    3,472      3,493      3,705      3,986      4,463      4,488
Six years later.................    3,489      3,558      3,698      4,117      4,287
Seven years later...............    3,600      3,580      3,820      3,944
Eight years later...............    3,623      3,651      3,672
Nine years later................    3,699      3,537
Ten years later.................    3,627

Redundancy (Deficiency).........     (424)      (270)      (418)      (371)      (365)        13        (20)      (331)      (838)

                                     DECEMBER 31,
                                  -------------------
                                    1999       2000
                                  --------   --------
Net liability for unpaid losses
  and LAE.......................   $5,480     $5,811
Paid (cumulative) as of:
One year later..................    2,174
Two years later.................
Three years later...............
Four years later................
Five years later................
Six years later.................
Seven years later...............
Eight years later...............
Nine years later................
Ten years later.................
Net liability re-estimated as
  of:
End of year.....................   $5,480     $5,811
One year later..................    6,430
Two years later.................
Three years later...............
Four years later................
Five years later................
Six years later.................
Seven years later...............
Eight years later...............
Nine years later................
Ten years later.................
Redundancy (Deficiency).........     (950)

                                                       1996       1997       1998       1999       2000
                                                     --------   --------   --------   --------   --------
Gross liability--end of year.......................   $7,178     $7,469    $ 7,334    $ 8,369     $8,882
Reinsurance recoverables on unpaid losses..........    2,329      2,366      2,269      2,889      3,071
                                                      ------     ------    -------    -------     ------
Net liability--end of year.........................    4,849      5,103      5,065      5,480      5,811
Gross re-estimated liability--latest...............   $7,596     $8,271    $ 8,917    $ 9,597
Re-estimated reinsurance recoverables on latest
  unpaid losses....................................    2,727      2,837      3,014      3,167
                                                      ------     ------    -------    -------
Net re-estimated liability--latest.................    4,869      5,434      5,903      6,430
Gross cumulative redundancy (deficiency)...........   $ (418)    $ (802)   $(1,583)   $(1,228)

    The reconciliation between statutory basis and GAAP basis reserves for each of the three years in the period ended December 31, 2000, is shown below:

              RECONCILIATION OF RESERVES FOR UNPAID LOSSES AND LAE
                       FROM STATUTORY BASIS TO GAAP BASIS

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                  (DOLLARS IN MILLIONS)
Statutory reserves..........................................  $5,642.1   $5,346.7   $5,064.7
Adjustments to a GAAP basis(1)..............................     169.1      133.0        0.2
Reinsurance recoverables on unpaid losses...................   3,071.0    2,889.3    2,269.2
                                                              --------   --------   --------
Reserves on a GAAP basis....................................  $8,882.2   $8,369.0   $7,334.1
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

              RECONCILIATION OF RESERVES FOR UNPAID LOSSES AND LAE
                                  (GAAP BASIS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
                                                                    (DOLLARS IN MILLIONS)
Reserves at beginning of period.............................  $ 8,369.0   $ 7,334.1   $ 7,469.3
Reinsurance recoverable on unpaid losses....................   (2,889.3)   (2,269.2)   (2,366.5)
                                                              ---------   ---------   ---------
Net reserves at beginning of period.........................    5,479.7     5,064.9     5,102.8
Net incurred related to:
  Current period............................................    1,864.3     2,084.0     1,620.4
  Prior periods.............................................      948.6       570.4        62.0
                                                              ---------   ---------   ---------
Total net incurred..........................................    2,812.9     2,654.4     1,682.4
Net paid related to:
  Current period............................................      307.5       253.6       207.2
  Prior periods.............................................    2,173.9     1,986.0     1,513.1
                                                              ---------   ---------   ---------
Total net paid..............................................    2,481.4     2,239.6     1,720.3
                                                              ---------   ---------   ---------
Net reserves at end of period...............................    5,811.2     5,479.7     5,064.9
Reinsurance recoverables on unpaid losses...................   (3,071.0)   (2,889.3)   (2,269.2)
                                                              ---------   ---------   ---------
Reserves at end of year.....................................  $ 8,882.2   $ 8,369.0   $ 7,334.1
                                                              =========   =========   =========

    ASBESTOS, ENVIRONMENTAL-RELATED AND OTHER LATENT LIABILITY CLAIMS. American Re-Insurance's underwriting results have been adversely affected by claims developing from latent liability exposures. Reserves established by American Re-Insurance for latent liability exposures necessarily have reflected the uncertainty inherent in estimating the ultimate future claim amounts arising from these types of exposures and the lack of credible actuarial methods to measure and quantify these exposures. American Re-Insurance's difficulty in accurately quantifying these exposures was attributable to the need for latent liability exposures to be first quantified by the insured party and then the primary insurer before the information was made available to the reinsurer.

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

    Travelers provides indemnification in the form of an Adverse Loss Agreement (the "Cover") for adverse development of losses and allocated loss adjustment expenses of $500.0 million representing an 80% pro rata share (American Re-Insurance retains the remaining 20%) of up to $625.0 million of losses in excess of $2,700.0 million incurred on or prior to December 31, 1991. At December 31, 2000, the Company has utilized the full limit of the Cover.

    The Company had reserves for latent liability exposures, prior to cession to the Cover, at December 31, as follows:

                                                  2000                  1999
                                           -------------------   -------------------
                                            GROSS       NET       GROSS       NET
                                           --------   --------   --------   --------
                                                     (DOLLARS IN MILLIONS)
Asbestos.................................  $  679.9    $410.8    $  786.6    $470.9
Environmental-related and other latent
  liability..............................     574.4     426.5       646.2     466.7
                                           --------    ------    --------    ------
Total....................................  $1,254.3    $837.3    $1,432.8    $937.6
                                           ========    ======    ========    ======

    Loss reserves for latent liability exposures at December 31, 2000 and 1999, represent best estimates drawn from a range of possible outcomes based upon currently known facts, projected forward for additional claimants using assumptions and methodologies considered reasonable. There can be no assurance that future losses resulting from these exposures will not materially adversely affect future earnings.

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

                             THREE YEAR DEVELOPMENT
                              ASBESTOS LIABILITIES

                                                         YEAR ENDED DECEMBER 31,
                                                      ------------------------------
                                                        2000       1999       1998
                                                      --------   --------   --------
                                                          (DOLLARS IN MILLIONS)
Gross Basis:
  Beginning reserve balance.........................   $786.6     $399.9     $457.7
  Incurred loss and LAE.............................     13.4      483.9         --
  Loss and LAE paid.................................    120.1       97.2       57.8
                                                       ------     ------     ------
  Ending reserve balance............................   $679.9     $786.6     $399.9
                                                       ======     ======     ======
Net Basis:
  Beginning reserve balance.........................   $470.9     $258.5     $297.1
  Incurred loss and LAE.............................     22.3      277.9         --
  Loss and LAE paid.................................     82.4       65.5       38.6
                                                       ------     ------     ------
  Ending reserve balance............................   $410.8     $470.9     $258.5
                                                       ======     ======     ======

                           ENVIRONMENTAL-RELATED AND
                            OTHER LATENT LIABILITIES

                                                         YEAR ENDED DECEMBER 31,
                                                      ------------------------------
                                                        2000       1999       1998
                                                      --------   --------   --------
                                                          (DOLLARS IN MILLIONS)
Gross Basis:
  Beginning reserve balance.........................   $646.2     $237.3     $327.9
  Incurred loss and LAE.............................     36.6      538.4         --
  Loss and LAE paid.................................    108.4      129.5       90.6
                                                       ------     ------     ------
  Ending reserve balance............................   $574.4     $646.2     $237.3
                                                       ======     ======     ======
Net Basis:
  Beginning reserve balance.........................   $466.7     $150.1     $218.6
  Incurred loss and LAE.............................     39.6      411.9         --
  Loss and LAE paid.................................     79.8       95.3       68.5
                                                       ------     ------     ------
  Ending reserve balance............................   $426.5     $466.7     $150.1
                                                       ======     ======     ======

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS

    EDWARD J. NOONAN, age 42, has served as President, Chief Executive Officer and a Director of the Company and Chairman, President and Chief Executive Officer of American Re-Insurance since March 1997. From February 1997 to
March 1997, Mr. Noonan served as Executive Vice President of both the Company and American Re-Insurance. From September 1994 to March 1997, Mr. Noonan was President, Domestic Insurance Company Operations of American Re-Insurance.
Mr. Noonan served as Senior Vice President of American Re-Insurance from
July 1991 to February 1997, Senior Vice President, Treaty Division from
April 1990 to July 1991, and as Vice President, Treaty Division from May 1988 to April 1990. Mr. Noonan has served as a Director of American Re-Insurance since September 1992. Mr. Noonan is also a member of the Company's Board of Management.

    DR. JUR. HANS-JURGEN SCHINZLER, age 60, has served as a Director of the Company since November 1996 and Chairman of the Company since March 1997.
Dr. Schinzler has been a member of the Board of Management of Munich Re since 1981 and has served as Chairman of the Board of Management of Munich Re since 1993. Dr. Schinzler currently holds positions on the Supervisory Boards of various subsidiaries within the Munich Re holding company system. Dr. Schinzler serves as Chairman of the Supervisory Board of ERGO Versicherungsgruppe AG, Dusseldorf, MR Beteiligungen AG, Grafelfing, and MRE Beteiligungen AG, Munich. Dr. Schinzler is also Deputy Chairman of the Supervisory Board of Allianz Lebensversicherungs-Aktiengesellschaft, Stuttgart, as well as a member of the Supervisory Board of Dresdner Bank Aktiengesellschaft, Frankfurt, MAN Aktiengesellschaft, Munich and Aventis S.A., Strasburg, France. He currently serves as a member of the Board of Directors of Munich-American Holding Corporation, Delaware and Dresdner Kleinwort-Wasserstein, New York.

    KARL WITTMAN, age 56, has served as a Director of the Company since December 1998 as well as a member of the Board of Management of Munich Re since January 1998 responsible for Asia and Australasia, United Kingdom, Ireland and, since January 1999, North America. From 1985 to 1995 Mr. Wittmann served as a member of the Executive Management, Fire Treaty Underwriting, Munich Re, and from 1995 to 1997 as a member of the Executive Management, Head of Operational Division Asia and Australasia, Munich Re. Mr. Wittmann is currently Chairman of Munichre General Services Ltd., London, Munichre Life Services Ltd., London, Munichre Services Ltd., London, The Great Lakes Reinsurance (UK) Plc., London, and serves as a Director of Munich-American Holding Corporation, Delaware, and various Munich Re affiliates.

    DR. JUR. HEINER HASFORD, age 53, has served as a Director of the Company since July 2000 and as a member of the Board of Management of Munich Re since March 1993. Dr. Hasford is currently Chairman of the Supervisory Board of Europaische Reiseversicherung AG, Munich, as well as Deputy Chairman of the Supervisory Boards of Mercur Assistance AG Holding, Munich, MR Beteiligungen AG, Grafelfing, and MRE Beteiligungen AG, Munich. He serves as a member of the Supervisory Board of D.A.S., Munich, ERGO Versicherungsgruppe AG, Dusseldorf, BHS tabletop AG, Selb, Karlsruher Rendite, Karlsruhe, MAN Nutzfahrzeuge AG, Munich, VICTORIA Lebensversicherung AG and VICTORIA Versicherung AG, Dusseldorf, and WMF, Geislingen/Steige, Germany. Dr. Hasford is also Joint Chairman of Munich London Investment Management Ltd., London, Munich and Director of Munich-American Holding Corporation, Delaware, and various Munich Re affiliates.

EXECUTIVE OFFICERS

    In addition to Mr. Noonan, the executive officers of the Company are as follows:

    MAHMOUD M. ABDALLAH--Mr. Abdallah, age 52, has served as Executive Vice President of the Company, and Executive Vice President of American Re-Insurance since February 1997. He has served as President, International Operations of American Re-Insurance since September 1994, and Chairman and CEO of the Munich American Global Services Group since July 1998 where his responsibilities include oversight of its member companies, Am-Re Brokers, Inc., ARB International, Ltd., Am-Re Consultants, Inc., and the Becher+Carlson Companies. In addition, Mr. Abdallah has oversight responsibility for the Information Technology Division of American Re-Insurance. Mr. Abdallah has been a member of the Board of Directors of American Re-Insurance since September 1992.
Mr. Abdallah is also a member of the Company's Board of Management.

    ALBERT J. BEER--Mr. Beer, age 50, has served as Executive Vice President since March 1997. Mr. Beer has served as President of DICO since July, 2000. Prior to assuming his present responsibilities, Mr. Beer served as President of RiskPartners from December 1997 to July, 2000 and as President of DICO from March 1997 to December 1997. Mr. Beer joined the Company in December 1992 as Senior Vice President--Branch Operations of American Re-Insurance. Mr. Beer has been a Director of American Re-Insurance since December 1992. Prior to joining the Company, Mr. Beer was Chief Actuary for Skandia America. Mr. Beer is also a member of the Company's Board of Management.

    ROBERT K. BURGESS--Mr. Burgess, age 52, has been Executive Vice President, General Counsel and Secretary of both the Company and American Re-Insurance since February 1997 and has been a Director of American Re-Insurance since
May 1995. Upon joining the Company in April 1995 until February 1997,
Mr. Burgess served as Senior Vice President, General Counsel and Secretary of both companies. Mr. Burgess has oversight responsibility for Human Resources, Claims, American Re University, Investor Relations and Corporate Communications and Internal Audit. Prior to joining the Company, Mr. Burgess was a Partner in the law firm of Latham & Watkins, in Chicago, Illinois. Mr. Burgess is also a member of the Company's Board of Management.

    WOLFGANG ENGSHUBER--Mr. Engshuber, age 44, has served as Executive Vice President and as a Director of American Re-Insurance since October 1998.
Mr. Engshuber is responsible for American Re Financial Products. Before joining the Company in October 1998, Mr. Engshuber served as a member of the Executive Management of Munich Reinsurance Company in Munich, Germany since October 1986. Mr. Engshuber is also a member of the Company's Board of Management.

    GEORGE T. O'SHAUGHNESSY, JR.--Mr. O'Shaughnessy, age 45, serves as Executive Vice President and Chief Financial and Accounting Officer of both the Company and American Re-Insurance. From April 1997 to April 1998, Mr. O'Shaughnessy served as Senior Vice President, Chief Financial and Accounting Officer of both Companies. Mr. O'Shaughnessy became a Director of American Re-Insurance in December 1997. From January 1995 to April 1997, Mr. O'Shaughnessy served as Vice President and Controller of both Companies. Mr. O'Shaughnessy joined the Company in April 1989 and is a member of the Company's Board of Management.

    EDWARD E. DUESS--Mr. Duess, age 49, serves as Senior Vice President and Chief Underwriting Officer for American Re-Insurance. Mr. Duess' responsibilities include management of the Company's underwriting process on a worldwide basis, as well as oversight of American Re's Underwriting Management Services, Home Office Contracts, and Account Services departments. Prior to assuming his current duties in July 1996, Mr. Duess held various management positions including Vice President and Chief Underwriting Officer for the Domestic Insurance Company Operations Division. Mr. Duess joined the Company in 1975.

    ROBERT E. HUMES--Mr. Humes, age 57, has served as Senior Vice
President--Human Resources Division of American Re-Insurance since
September 1994. Mr. Humes served as Vice President--Human Resources from
July 1993 to September 1994. Prior to joining the Company in July 1993,
Mr. Humes served as Senior Vice President of Corporate Resources for Bristol-Myers Squibb Company and its predecessor, Squibb Corporation, in various management positions in Human Resources, including Senior Vice President of Human Resources.

    WILLIAM J. MOLL--Mr. Moll, age 45, has served as Senior Vice President of American Re-Insurance since February 1997 and President of RiskPartners since July 2000. Prior to assuming his present responsibilities, Mr. Moll served as Executive Vice President of RiskPartners from February 1997 to July 2000.
Mr. Moll joined American Re-Insurance and Risk Partners in May 1990 as Vice President. Prior to joining American Re, Mr. Moll was the manager of Sedgwick James Captive Development Division and the casualty manager for Heddington Insurance, Ltd., a wholly-owned captive insurance subsidiary of Texaco.

    JOHN W. RODGERS--Mr. Rodgers, age 49, has served as Senior Vice President--Claims of American Re-Insurance since August 1999. Prior to assuming his current responsibilities, Mr. Rodgers held a number of management positions in the Claims Division, including Vice President--Branch Claims Operations from March 1994 to August 1999. Mr. Rodgers joined the Company in February 1989, holds the CPCU, ARM and ARe designations, and is a member of the Chartered Property and Casualty Society.

    PHILIP ROEPER--Mr. Roeper, age 40, has served as Senior Vice President and Chief Information Officer of American Re-Insurance since January, 1999. Prior to Mr. Roeper assuming his current responsibilities, he worked as Vice President of Infrastructure and Operations. Before joining American Re-Insurance in
September 1996, Mr. Roeper held various positions with DHL Systems, Inc., in Burlingame, CA., from August 1990 to September 1996 most recently as Director of Global Network Services.

    THOMAS E. SMITH--Mr. Smith, age 48, has served as President of Am-Re University since August 1999. Am-Re University is the Company's initiative to create a learning organization. Prior to Mr. Smith assuming his current responsibilities he served as Senior Vice President--Claims of American Re-Insurance from July 1996 to August 1999. Prior to joining American Re-Insurance in July 1996, Mr. Smith worked with the Commercial Division of the Farmers Insurance Group for over 20 years in various management positions including Vice President and Senior Claim Officer. Mr. Smith is both a Chartered Property & Casualty Underwriter and a Chartered Life Underwriter.

    JOHN H. SNYDER--Mr. Snyder, age 40, has served as Senior Vice President of American Re-Insurance since joining the Company in January 2001. Mr. Snyder has oversight responsibilities for Strategic Planning and Strategic Investments. Prior to joining the Company, Mr. Snyder held various positions with A.M. Best Company since 1990, most recently as Executive Vice President and Chief Ratings Officer. Prior to joining A.M. Best, Mr. Snyder was an insurance equity analyst with Firemark Consultants and Smith Barney. Mr. Snyder also served as an underwriter with General Re.

    DAVID SPIEGLER--Mr. Spiegler, age 40, has served as Senior Vice President & Chief Actuary of American Re-Insurance since February 2000. Mr. Spiegler joined the Company in August 1987 and has held various managerial positions including Chief Underwriting Officer of American Re Financial Products (from
December 1998 to February 2000); Senior Vice President & Chief Pricing Actuary of American Re-Insurance (from April 1998 to December 1998); Vice President & Chief Pricing Actuary of American Re-Insurance (from July 1997 to April 1998); Vice President & Treaty Underwriting Manager in the Western Region of Domestic Insurance Company Operations of American Re-Insurance (from January 1996 to
July 1997); and Vice President and Department Head of Domestic Insurance Company Operations' Actuarial Services Department (from July 1991 to January 1996).

    ROBERT W. TRAINER--Mr. Trainer, age 51, has served as President of American Re HealthCare since July 2000 and as Executive Vice President of HealthCare prior thereto since June 1999. Mr. Trainer previously served as Executive Vice President of DICO where he managed its marketing activities from December 1997 to June 1999. Prior to joining American Re as a Senior Vice President of DICO in 1995, he held various financial and underwriting positions at The Hartford Steam Boiler Inspection and Insurance Company, including Senior Vice President, Underwriting and Special Risks, and Senior Vice President, Treasurer and Chief Financial Officer. Mr. Trainer is a Chartered Financial Analyst and a member of the Association for Investment Management & Research.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The following table sets forth for the Chief Executive Officer of the Company, and the four other executive officers of the Company who were the most highly compensated executive officers of the Company for the year ended December 31, 2000 (the "named executive officers"), information concerning compensation earned in 2000, 1999, and 1998 by such persons for services with the Company and its subsidiaries.

                                                                                        LONG-TERM COMPENSATION
                                                                                ---------------------------------------
                                                                                  AWARDS              PAYOUTS
                                           ANNUAL COMPENSATION                  ----------   --------------------------
                             ------------------------------------------------   SECURITIES
                                                               OTHER ANNUAL     UNDERLYING     LTIP        ALL OTHER
NAME AND PRINCIPAL POSITION    YEAR      SALARY     BONUS     COMPENSATION(1)    OPTIONS     PAYOUTS    COMPENSATION(2)
---------------------------  --------   --------   --------   ---------------   ----------   --------   ---------------
Edward J. Noonan ........      2000     $615,000   $      0          0               0          0           $572,554
  President and Chief          1999      611,250          0          0               0          0            545,731
  Executive Officer            1998      575,000    500,000          0               0          0            520,094

Mahmoud M. Abdallah .          2000     $455,000   $410,000          0               0          0           $452,554
  Executive Vice President     1999      451,250    410,000          0               0          0            431,798
                               1998      430,000    425,000          0               0          0            411,588

Albert J. Beer ..........      2000     $415,000   $400,000          0               0          0           $136,240
  Executive Vice President     1999      411,250    225,000          0               0          0            130,581
                               1998      387,500    400,000          0               0          0            124,894

Robert K. Burgess .......      2000     $455,000   $400,000          0               0          0           $270,693
  Executive Vice President,    1999      451,250    250,000          0               0          0            258,754
  General Counsel and          1998      430,000    400,000          0               0          0            246,908
  Secretary

Wolfgang Engshuber ......      2000     $349,000   $400,000          0               0          0           $ 21,894
  Executive Vice President     1999      321,250    225,000          0               0          0             21,175
                               1998       77,500    112,500          0               0          0              4,161

------------------------

(1) During each of the three years ended December 31, 2000, 1999 and 1998, perquisites for each individual named in the Summary Compensation Table aggregated less than 10% of the total annual salary and bonus reported for such individual in such table, or $50,000, if lower.

(2) Includes (i) accrued above market or preferential interest earned on deferred option proceeds under the Company's Senior Executive Special Deferred Compensation Plan as follows: Mr. Noonan, $535,923 in 2000, $509,943 in 1999, and $485,224 in 1998; Mr. Abdallah, $424,229 in 2000,
    $403,664 in 1999, and $384,097 in 1998; Mr. Beer, $110,187 in 2000, $104,845
    in 1999, and $99,763 in 1998; and Mr. Burgess, $242,369 in 2000, $230,620 in
    1999, and $219,441 in 1998; (ii) employer contributions under the American Re-Insurance Company Savings Plan, a 401(k) plan, of $8,500 in 2000, $8,000 in 1999, and $8,000 in 1998 for Mr. Noonan; of $6,563 in 2000, $6,250 in
    1999, and $6,250 in 1998, for Mr. Abdallah; of $8,500 in 2000, $8,000 in
    1999, and

    $8,000 in 1998 for Mr. Beer; of $8,500 in 2000, $8,615 in 1999, and $6,250
    in 1998 for Mr. Burgess; of $6,563 in 2000, $6,215 in 1999, and $2,980 in
    1998 for Mr. Engshuber; (iii) employer contributions under the American Re-Insurance Supplemental Savings Plan, a deferred compensation plan designed to supplement the 401(k) plan, of which 100% is vested as of December 31, 2000, of $22,077 in 2000, $21,596 in 1999, and $20,884 in 1998
    for Mr. Noonan; of $16,014 in 2000, $16,038 in 1999, and $15,788 in 1998 for
    Mr. Abdallah; of $12,077 in 2000, $12,173 in 1999, and $12,000 in 1998 for
    Mr. Beer; of $14,076 in 2000, $13,673 in 1999, and $15,763 in 1998 for
    Mr. Burgess; of $11,004 in 2000 and $10,000 in 1999 for Mr. Engshuber; and
    (iv) employer contributions for group term life, accidental death and dismemberment and disability insurance of $6,054 in 2000, $6,192 in 1999, and $5,986 in 1998 for Mr. Noonan; of $5,748 in 2000, $5,846 in 1999, and
    $5,453 in 1998 for Mr. Abdallah; of $5,475 in 2000, $5,563 in 1999, and
    $5,131 in 1998 for Mr. Beer; of $5,748 in 2000, $5,846 in 1999, and $5,454
    in 1998 for Mr. Burgess; and $4,327 in 2000, $4,925 in 1999, and $1,181 in
    1998 for Mr. Engshuber.

MUNICH RE LONG-TERM INCENTIVE PLAN

    The following table sets forth for the Chief Executive Officer of the Company, and the four named executive officers information concerning stock appreciation rights ("SAR's") awarded by Munich Re in 2000 under the Munich Re Long-Term Incentive Plan.

                                       % OF TOTAL
                                         SAR'S                                          POTENTIAL REALIZABLE VALUE AT
                                       GRANTED TO      INDIVIDUAL                    ASSUMED ANNUAL RATES OF STOCK PRICE
                                       EMPLOYEES         GRANTS                             APPRECIATION FOR TERM
                            SAR'S      IN FISCAL        EXERCISE       EXPIRATION   -------------------------------------
NAME                      GRANTED(1)    YEAR(2)         PRICE(3)        DATE(4)            5%                  10%
----                      ----------   ----------   ----------------   ----------   -----------------   -----------------
Edward J. Noonan........     1,188         24%      EUR E319.34          7/30/07    EUR E154,444        EUR E359,920

Mahmoud M. Abdallah.....       879         18%      EUR E319.34          7/30/07    EUR E114,273        EUR E266,305

Albert J. Beer..........       801         16%      EUR E319.34          7/30/07    EUR E104,133        EUR E242,674

Robert K. Burgess.......       879         18%      EUR E319.34          7/30/07    EUR E114,273        EUR E266,305

Wolfgang Engshuber......       676         14%      EUR E319.34          7/30/07    EUR E 87,882        EUR E204,803

------------------------

(1) The Munich Re Long-Term Incentive Plan is a SAR plan which provides to eligible participants in the Munich Re Group organization SAR's linked to the performance of Munich Re stock. Each right entitles the holder, after a two year vesting period, to draw in cash up to certain limits, the difference between the share price applicable at the time of the award and that at the time when the right is exercised.

(2) Individual percentage totals represent the percentage of total SAR's granted to American Re employees.

(3) The initial stock price is calculated from the average of the closing prices for Munich Re shares of stock in Frankfurt Xetra trading over the three months prior to July 1, 2000. That amount was equivalent to EUR 319.34. The exchange rate into US dollars will be the rate applicable on the exercise date.

(4) The SAR's may be exercised at any time after a two-year vesting period. SAR's may only be exercised if the price of Munich Re shares has
    (i) increased by at least 20% compared to the initial share price and
    (ii) outperformed the Dow Jones Eurostoxx 50, an index of 50 publicly traded German corporations, for a specified period of time.

AGGREGATED SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END SAR VALUES

    The following table sets forth certain information concerning unexercised SAR's held at December 31, 2000 by the named executive officers.

                                                          NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                                         UNDERLYING UNEXERCISED           IN-THE-MONEY
                              SHARES                     SAR'S AT 2000 FY-END(#)     SAR'S AT 2000 FY-END($)
                            ACQUIRED ON      VALUE      -------------------------   -------------------------
NAME                        EXERCISE(#)   REALIZED($)   EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
----                        -----------   -----------   -------------------------   -------------------------
Edward J. Noonan..........       0             0                 0/2,958            E0/E424,597

Mahmoud M. Abdallah.......       0             0                 0/2,189            E0/E314,235

Albert J. Beer............       0             0                 0/2,001            E0/E287,590

Robert K. Burgess.........       0             0                 0/2,189            E0/E314,235

Wolfgang Engshuber........       0             0                 0/1,616            E0/E228,275

LONG TERM INCENTIVE PLAN

    The following table sets forth for the Chief Executive Officer of the Company, and the four named executive officers information concerning long-term incentive compensation awards made in 2000 under the Company's Long-Term Incentive Plan.

                           LONG-TERM INCENTIVE PLAN--AWARDS IN LAST FISCAL YEAR
-----------------------------------------------------------------------------------------------------------
                                                                             ESTIMATED FUTURE PAYOUTS
                                                                        UNDER NON-STOCK PRICE-BASED PLANS
                                                                       ------------------------------------
          (A)                   (B)                    (C)                (D)          (E)          (F)
                             NUMBER OF           PERFORMANCE OR
                          SHARES, UNITS OR     OTHER PERIOD UNTIL      THRESHOLD      TARGET      MAXIMUM
NAME                      OTHER RIGHTS(#)    MATURITIES OR PAYOUT(1)    ($ OR #)     ($ OR #)     ($ OR #)
----                      ----------------   -----------------------   ----------   ----------   ----------
Edward J. Noonan........                              2002                 0        $1,200,000   $2,400,000
Mahmoud M. Abdallah.....                              2002                 0        $  900,000   $1,800,000
Albert J. Beer..........                              2002                 0        $  900,000   $1,800,000
Robert K. Burgess.......                              2002                 0        $  900,000   $1,800,000
Wolfgang Engshuber......                              2002                 0        $  900,000   $1,800,000

------------------------

(1) Under the Company's Long-Term Incentive Plan, performance goals are established by the Company's Executive Committee for which performance targets are chosen. These performance targets are applicable to a performance period consisting of three fiscal years, 2000-2002. The performance goals selected by the Committee for the performance period are Net Income and Combined Ratio (Statutory) each as defined in the Plan. The incentive amounts to be earned by each participant are 100% at risk and will vary from 0% to 200% of the individual target award based upon the achievement of the applicable performance targets within the performance period. Up to 100% of one-sixth of the participant's total Target Award (one-twelfth for each performance measure) may be earned if certain thresholds are met for the year 2000. Up to 100% of an additional one third of the Participant's total Target Award (one-sixth for each performance measure) may be earned if certain thresholds are met for the years 2000-2001 on a combined basis.

COMPENSATION OF DIRECTORS

    Directors receive no additional compensation for their Board or Committee service.

EMPLOYMENT AGREEMENTS

    American Re-Insurance has Employment Agreements (the "Agreements"), with Messrs. Noonan, Abdallah, Beer, Burgess and Engshuber pursuant to which each such executive has agreed to serve in his position indicated in the Summary Compensation Table for a period of five years (three years for Mr. Engshuber) and the Company agreed to provide certain compensation and severance benefits as provided therein. Under the Agreements, each executive's cash compensation, which consists of the executive's annual rate of base salary and the annual incentive compensation award or such other bonus payment, is determined by American Re-Insurance from time to time, but shall not be less than a minimum guaranteed amount equal to the executive's annual rate of pay in effect as of April 1998 plus the bonus amount paid such executive for the 1997 calendar year (or in the case of Mr. Engshuber, the annual rate of pay in effect as of October 2000, plus an estimate of the bonus amount to be paid to Mr. Engshuber for the 2000 calendar year). To the extent the bonus amounts set forth in the Summary Compensation Table for any of such persons are less than they would have been entitled to under their Agreements for 1999 or 2000, such executives voluntarily waived such contractual amounts.

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

    Compensation covered by the American Re-Insurance Pension Plan, together with the Supplemental Pension Plan for the named executive officers, corresponds with the compensation set forth in the annual compensation columns of the Summary Compensation Table. The credited years of service on December 31, 2000 for the persons named in the Summary Compensation Table are as follows:
Mr. Noonan, 16.2 years; Mr. Abdallah, 18 years; Mr. Beer, 8 years; Mr. Burgess,
5.6 years; and Mr. Engshuber, 2.25 years.

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

    Munich American Holding Corporation owns 100% of the outstanding Common Stock of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In March, 2000, Mr. William J. Moll, an Executive Officer of the Company, borrowed $250,000 from an affiliate of the Company. The loan was in the form of a non-interest bearing promissory note which, under its terms, must be repaid no later than November 25, 2001, at the time of a payment due Mr. Moll under the Company's Senior Executive Special Deferred Compensation Plan.

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

(b) Reports on Form 8-K:

    None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the Township of Plainsboro, State of New Jersey, on March 28, 2001.

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

                  SIGNATURE                                    TITLE                       DATE
                  ---------                                    -----                       ----
            /s/ EDWARD J. NOONAN               President, Chief Executive Officer     March 28, 2001
    ------------------------------------         and Director
              Edward J. Noonan

          /s/ HANS JURGEN SCHINZLER            Chairman of the Board and Director     March 28, 2001
    ------------------------------------
            Hans Jurgen Schinzler

              /s/ KARL WITTMANN                Director                               March 28, 2001
    ------------------------------------
                Karl Wittmann

             /s/ HEINER HASFORD                Director                               March 28, 2001
    ------------------------------------
               Heiner Hasford

                    AMERICAN RE CORPORATION AND SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report................................  F-2
Consolidated Balance Sheets--December 31, 2000 and 1999.....  F-3
Consolidated Statements of Income--Years ended December 31,
  2000, 1999, and 1998......................................  F-4
Consolidated Statements of Stockholder's Equity--Years ended
  December 31, 2000, 1999, and 1998.........................  F-5
Consolidated Statements of Cash Flows--Years ended
  December 31, 2000, 1999, and 1998.........................  F-6
Notes to Consolidated Financial Statements--December 31,
  2000......................................................  F-7

                   INDEX TO SCHEDULES TO FINANCIAL STATEMENTS

Summary of Investments Other Than Investments in Related
  Parties--December 31, 2000................................  S-1
Condensed Financial Information of Registrant (Parent
  Company only):
  Condensed Balance Sheets--December 31, 2000 and 1999......  S-2
  Condensed Statements of Operations and Retained
    Earnings--Years ended December 31, 2000, 1999, and
    1998....................................................  S-3
  Condensed Statements of Cash Flows--Years ended
    December 31, 2000, 1999, and 1998.......................  S-4
  Notes to Condensed Financial Information--December 31,
    2000....................................................  S-5
Supplemental Insurance Information--Years ended December 31,
  2000, 1999, and 1998......................................  S-6
Reinsurance--Years ended December 31, 2000, 1999, and
  1998......................................................  S-7
Supplemental Information (for Property-Casualty Insurance
  Underwriters)--Years ended December 31, 2000, 1999, and
  1998......................................................  S-8

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of American Re Corporation

    We have audited the accompanying consolidated balance sheets of American Re Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Re Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

New York, New York
March 8, 2001

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
ASSETS
Investments
  Fixed maturities
    Bonds available for sale, at fair value (amortized cost:
      December 31, 2000 and 1999--$6,669.4 and $6,511.6,
      respectively).........................................    $ 6,697.2      $ 6,315.2
    Preferred stock available for sale, at fair value
      (amortized cost: December 31, 2000 and 1999--$72.3 and
      $84.4, respectively)..................................         72.4           84.6
  Equity securities available for sale, at fair value (cost:
    December 31, 2000 and 1999--$578.3 and $367.1,
    respectively)...........................................        500.5          402.1
  Other invested assets.....................................         16.4           40.5
Cash and cash equivalents...................................        607.3          597.5
                                                                ---------      ---------
      Total investments and cash............................      7,893.8        7,439.9
Accrued investment income...................................         86.5           83.5
Premiums and other receivables..............................      1,232.2        1,181.2
Deferred policy acquisition costs...........................        323.8          324.5
Reinsurance recoverables on paid and unpaid losses..........      3,198.0        3,034.9
Funds held by ceding companies..............................        622.4          609.7
Prepaid reinsurance premiums................................        113.9          138.8
Deferred federal income taxes...............................        384.2          376.0
Other assets................................................      1,088.0        1,090.3
                                                                ---------      ---------
      Total assets..........................................    $14,942.8      $14,278.8
                                                                =========      =========
LIABILITIES
Loss and loss adjustment expense reserves...................    $ 8,882.2      $ 8,369.0
Unearned premium reserve....................................      1,180.5        1,223.4
                                                                ---------      ---------
      Total insurance reserves..............................     10,062.7        9,592.4
Loss balances payable.......................................        414.8          421.3
Funds held under reinsurance treaties.......................        431.3          322.6
Loan from parent............................................         80.1             --
Senior bank debt............................................           --           75.0
Senior notes................................................        498.5          498.5
Other liabilities...........................................        797.8          642.5
                                                                ---------      ---------
      Total liabilities.....................................     12,285.2       11,552.3
Commitments and contingent liabilities (Note 15)
Company-obligated mandatorily redeemable preferred
  securities of subsidiary trust holding as all of its
  assets Junior Subordinated Debentures.....................        237.5          237.5
                                                                ---------      ---------
STOCKHOLDER'S EQUITY
Common stock, par value: $0.01 per share; authorized: 1,000
  shares; issued and outstanding: 149.49712 shares at
  December 31, 2000, and 1999...............................           --             --
Additional paid-in capital..................................      1,332.4        1,332.4
Retained earnings...........................................      1,232.2        1,296.6
Accumulated other comprehensive income (loss)...............       (144.5)        (140.0)
                                                                ---------      ---------
      Total stockholder's equity............................      2,420.1        2,489.0
                                                                ---------      ---------
      Total liabilities, Company-obligated mandatorily
        redeemable preferred securities of subsidiary trust,
        and stockholder's equity............................    $14,942.8      $14,278.8
                                                                =========      =========

          See accompanying notes to consolidated financial statements.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                             (DOLLARS IN MILLIONS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
REVENUE
  Premiums written..........................................  $3,211.7   $2,905.7   $2,406.8
  Change in unearned premium reserve........................      28.5       21.8       12.1
                                                              --------   --------   --------
    Premiums earned.........................................   3,240.2    2,927.5    2,418.9
  Net investment income.....................................     464.9      415.1      417.5
  Net realized capital gains................................     104.9       82.9       92.8
  Other income..............................................      26.0       27.5       31.8
                                                              --------   --------   --------
      Total revenue.........................................   3,836.0    3,453.0    2,961.0
                                                              --------   --------   --------

LOSSES AND EXPENSES
  Losses and loss adjustment expenses.......................   2,812.9    2,654.4    1,682.4
  Commission expense........................................     751.4      595.3      584.3
  Operating expense.........................................     239.0      275.4      232.1
  Interest expense..........................................      42.8       41.9       42.2
  Other expenses............................................      88.7       64.0       98.5
                                                              --------   --------   --------
      Total losses and expenses.............................   3,934.8    3,631.0    2,639.5
                                                              --------   --------   --------
  Income (loss) before income taxes and distributions on
    preferred securities of subsidiary trust................     (98.8)    (178.0)     321.5
  Federal and foreign income taxes..........................     (47.5)     (90.1)      82.4
                                                              --------   --------   --------
  Income (loss) before distributions on preferred securities
    of subsidiary trust.....................................     (51.3)     (87.9)     239.1
  Distributions on preferred securities of subsidiary trust,
    net of applicable income tax of $7.1....................     (13.1)     (13.1)     (13.1)
                                                              --------   --------   --------
      Net income (loss) to common stockholder...............  $  (64.4)  $ (101.0)  $  226.0
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                             (DOLLARS IN MILLIONS)

                                                                                   ACCUMULATED
                                                          ADDITIONAL                  OTHER
                                               COMMON      PAID IN     RETAINED   COMPREHENSIVE
                                                STOCK      CAPITAL     EARNINGS   INCOME (LOSS)    TOTAL
                                              ---------   ----------   --------   -------------   --------
Balance at January 1, 1998.................   $     --     $1,332.4    $1,171.6      $  82.4      $2,586.4
Comprehensive income:
  Net income...............................                               226.0
  Net change in unrealized loss on foreign
    exchange...............................                                             (0.2)
  Net change in unrealized appreciation of
    investments............................                                             40.9
Total comprehensive income.................                                                          266.7
                                              ---------    --------    --------      -------      --------
Balance at December 31, 1998...............         --      1,332.4     1,397.6        123.1       2,853.1
Comprehensive income (loss):
  Net loss.................................                              (101.0)
  Net change in unrealized loss on foreign
    exchange...............................                                              0.6
  Net change in unrealized appreciation of
    investments............................                                           (263.7)
Total comprehensive loss...................                                                         (364.1)
                                              ---------    --------    --------      -------      --------
Balance at December 31, 1999...............   $     --     $1,332.4    $1,296.6      $(140.0)     $2,489.0
Comprehensive income (loss):
  Net loss.................................                               (64.4)
  Net change in unrealized loss on foreign
    exchange...............................                                            (76.9)
  Net change in unrealized depreciation of
    investments............................                                             72.4
Total comprehensive loss...................                                                          (68.9)
                                              ---------    --------    --------      -------      --------
Balance at December 31, 2000...............   $     --     $1,332.4    $1,232.2      $(144.5)     $2,420.1
                                              =========    ========    ========      =======      ========

          See accompanying notes to consolidated financial statements.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                             (DOLLARS IN MILLIONS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $  (64.4)  $ (101.0)  $  226.0
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Decrease (increase) in accrued investment income........      (3.0)       1.9        8.5
    Decrease (increase) in premiums and other receivables...     (51.0)     134.3     (231.9)
    Decrease (increase) in deferred policy acquisition
      costs.................................................       0.7       33.2       (1.0)
    Decrease (increase) in reinsurance recoverable on paid
      and unpaid losses.....................................    (163.1)    (691.8)     105.8
    Increase (decrease) in insurance reserves...............     470.3      977.8     (124.6)
    Decrease (increase) in current and deferred federal and
      foreign income tax assets.............................     (14.1)    (154.8)      (5.0)
    Change in other assets and liabilities..................     244.0     (171.7)     266.1
    Depreciation expense on property and equipment..........      10.5       10.0        7.2
    Net realized capital gains..............................    (104.9)     (82.9)     (92.8)
    Change in other, net....................................     (33.4)       6.5       44.4
                                                              --------   --------   --------
      Net cash provided by (used in) operating activities...     291.6      (38.5)     202.7
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments available for sale
    Purchases...............................................  (4,378.4)  (3,262.8)  (7,130.2)
    Maturities..............................................     426.7      321.0      429.7
    Sales...................................................   3,656.6    3,321.3    6,164.7
  Other investments
    Purchases...............................................      (4.9)     (23.0)     (12.6)
    Sales...................................................      28.3       16.0        0.1
  Costs of additions to property and equipment..............     (12.6)     (10.7)     (18.2)
                                                              --------   --------   --------
      Net cash provided by (used in) investing activities...    (284.3)     361.8     (566.5)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Loan from parent company..................................      75.6         --         --
  Repayment of senior bank debt.............................     (75.0)        --         --
                                                              --------   --------   --------
      Net cash provided by financing activities.............       0.6         --         --
                                                              --------   --------   --------
  Effect of exchange rate changes on cash and cash
    equivalents.............................................       1.9       (0.7)      (2.9)
                                                              --------   --------   --------
      Net increase (decrease) in cash and cash
        equivalents.........................................       9.8      322.6     (366.7)
  Cash and cash equivalents, beginning of period............     597.5      274.9      641.6
                                                              --------   --------   --------
  Cash and cash equivalents, end of period..................  $  607.3   $  597.5   $  274.9
                                                              ========   ========   ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Income taxes refunded, net................................  $  (46.1)  $  (11.3)  $  (59.3)
  Interest paid and distributions on preferred securities of
    subsidiary trust........................................  $   63.0   $   62.1   $   62.4

          See accompanying notes to consolidated financial statements.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

1. NATURE OF OPERATIONS

    American Re Corporation (the "Company" or "American Re") primarily acts as the holding company for American Re-Insurance Company ("American Re-Insurance"). American Re-Insurance underwrites property and casualty reinsurance on a direct basis in both the domestic and international markets. To assist in its reinsurance business, American Re operates primarily in the alternative market through a primary insurance company, American Alternative Insurance Corporation ("AAIC"). (American Re-Insurance, AAIC, and The Princeton Excess and Surplus Lines Insurance Company together are the "reinsurance/insurance subsidiaries.") American Re conducts its business through 14 domestic and 16 international offices.

    The Company is a wholly-owned subsidiary of Munich-American Holding Corporation, a Delaware holding company ("MAHC"), which in turn is wholly-owned by Munchener Ruckversicherungs-Gesellschaft Aktiengesellschaft in Munchen ("Munich Re"), a company organized under the laws of Germany. Effective September 30, 2000, Munich Re contributed the outstanding stock of American Re to MAHC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  BASIS OF PRESENTATION

    The Company's primary business is reinsuring property-casualty risks of domestic and foreign insurance organizations under excess of loss and pro rata reinsurance contracts. The Company and American Re-Insurance operate on a calendar year basis.

    The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

B.  FINANCIAL STATEMENT PRESENTATION

    Certain 1999 and 1998 financial statement presentations have been reclassified to conform with the 2000 presentation.

C.  CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include cash on hand, money market instruments and other debt issues purchased with a maturity of ninety days or less when purchased.

D.  INVESTMENTS

    All debt and equity securities are classified as available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reflected in stockholder's equity as a component of other comprehensive income, net of related income taxes. Realized gains and losses on the sale or maturity

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) of investments are determined on the basis of the specific identification method and are included in net income. Purchases and sales are recorded on a trade date basis.

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

    In 2000, American Re-Insurance entered into two securities lending agreements. The first, with State Street Bank and Trust Company involved predominately U.S. Treasury securities, which had a fair value of $218.5 at December 31, 2000. Under the second agreement with Merrill Lynch, the securities on loan are comprised predominately of tax-exempt municipal securities, which had a fair value of $904.4 at December 31, 2000. Income from the securities loaned under the agreement with Merrill Lynch is deemed to be taxable in nature, during the time they are on loan. Under both agreements, collateral must be maintained at 102% of the loaned securities and must have a weighted average credit rating of at least AA- by Standard and Poors Corporation ("S&P") or Aa3 by Moody's Investors Services ("Moody's"). Income from securities lending totaled $9.3 for the year ended December 31, 2000.

E.  DEFERRED POLICY ACQUISITION COSTS

    Deferred policy acquisition costs represent acquisition costs, primarily commissions and certain operating expenses. These costs are deferred and limited to their estimated realizable value based on the related unearned premiums, anticipated claims and claims expenses and anticipated investment income. These costs are amortized ratably over the terms of the related contracts, which are generally a year in duration.

F.  DEFERRED FINANCING FEES

    Financing, underwriting, attorneys and accountants fees related to the issuance of the Senior Notes (see Note 12) and the Cumulative Quarterly Income Preferred Securities (see Note 13) have been deferred. Such costs are being amortized over the remainder of their respective lives, using the interest-rate method.

    The amortization of deferred financing fees was $0.3 for each of the years ended December 31, 2000, 1999, and 1998.

G.  PROPERTY AND EQUIPMENT

    The Company uses straight-line depreciation for all of its depreciable assets, with the useful lives varying depending on the type of asset. Accumulated depreciation was $71.9 and $63.0 at December 31, 2000, and 1999, respectively.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
H. GOODWILL

    Goodwill represents the cost in excess of net assets acquired in the acquisitions of American Re-Insurance in 1992 and the minority interests in Munich American Reinsurance Company ("MARC") in 1997. The goodwill, which is amortized over 40 years, was $244.3 and $251.3 at December 31, 2000 and 1999, respectively. The amortization of goodwill was $7.0 for each of the years ended December 31, 2000, 1999, and 1998.

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

I.  LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

    The reserve for losses and loss adjustment expenses ("LAE") is based upon reports received from other insurers supplemented with the Company's own case reserve estimates provided by the Company's claims department. Loss and LAE reserves also include estimates of incurred but not reported losses based on past experience modified for current trends, and estimates of expenses for investigating and settling claims, reduced for anticipated salvage and subrogation. Generally, it is the Company's policy to discount all workers' compensation claims on reported and unreported losses using an interest rate of 4.5%. Such discount resulted in a reduction in gross loss reserves of approximately $832.6 and $670.4 at December 31, 2000, and 1999, respectively.

    Management believes that the reserves for losses and LAE as of December 31, 2000 are adequate to cover the ultimate gross cost of losses and LAE incurred through December 31, 2000. The reserves are based on estimates of losses and LAE incurred and, therefore, the amount ultimately paid may be more or less than such estimates. The inherent uncertainties of estimating loss reserves are exacerbated for reinsurers by the significant periods of time that often elapse between the occurrence of an insured loss, the reporting of the loss to the primary insurer and, ultimately, to the reinsurer, and the primary insurer's payment of that loss and subsequent indemnification by the reinsurer. As a consequence, actual losses and LAE paid may deviate, perhaps substantially, from estimates reflected in the reinsurance/insurance companies' reserves in their financial statements. Any adjustments of these estimates or differences between estimates and amounts subsequently paid or collected are reflected in income as they occur.

J.  REINSURANCE RECOVERABLES ON UNPAID LOSSES

    Reinsurance recoverables on unpaid losses were $3,071.0 and $2,889.3 at December 31, 2000, and 1999, respectively. These recoverables were based upon the application of estimates of unpaid loss and LAE reserves in conjunction with terms specified under individual retrocessional contracts. The amounts ultimately collected may be more or less than such estimates. Any adjustments of these estimates or differences between estimates and amounts subsequently collected are reflected in income as they occur.

K. INCOME TAXES

    The Company and its subsidiaries file a consolidated U.S. income tax return and separate foreign income tax returns as required. The Company uses the liability method of accounting for income taxes,

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) whereby deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws. The Company is required to establish a "valuation allowance" for any portion of the deferred tax asset that management believes will not be realized.

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

N.  FAIR VALUES OF FINANCIAL INSTRUMENTS

    The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the Company's estimates of fair value are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Furthermore, fair value estimates disclosed are based on pertinent information available to the Company at December 31, 2000, and 1999. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date; therefore, current estimates of fair value may differ significantly from the amounts disclosed in the financial statements.

    The following methods and assumptions were used by the Company in estimating its fair value disclosures (as presented in Note 17--"Fair Value of Financial Instruments"):

    BONDS. Fair values for bonds were based on quoted market prices, where available. If quoted market prices were not available, fair values were based on quoted market prices of comparable instruments or were determined by dealers or a pricing service.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    PREFERRED STOCK. The fair value of these instruments was based on quoted market price, where available. Where market values were unavailable, the Company used discounted cash flow models, using discount rates of securities of similar maturities and credit characteristics.

    EQUITY SECURITIES. The fair value of these securities was based on quoted market price, where available. Securities accounted for on the equity method represent the Company's ownership portion of respective securities' stockholder's equity.

    OTHER INVESTED ASSETS. Generally, the carrying amounts of these financial instruments were a reasonable estimate of their fair value.

    EURO SWAP. The fair value of this instrument was based on a quoted market price obtained from a major financial institution.

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

    LOAN FROM PARENT. The fair value of this obligation was based on the outstanding principle of the loan converted at the foreign exchange rate in effect at the financial statement date.

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

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

3. INVESTMENTS

    Investments in fixed maturities at December 31, were as follows:

                                                                            2000
                                                       ----------------------------------------------
                                                                     GROSS        GROSS
                                                       AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                         COST        GAINS        LOSSES      VALUE
                                                       ---------   ----------   ----------   --------
Bonds available for sale:
  U.S. Treasury securities and obligations of U.S.
    government agencies and corporations.............  $  911.7       $14.5        $ 4.3     $  921.9
  Obligations of states and political subdivisions...   1,087.8        13.4          5.1      1,096.1
  Corporate securities...............................   3,280.1        41.4         42.7      3,278.8
  Mortgage backed securities.........................   1,389.8        19.4          8.8      1,400.4
                                                       --------       -----        -----     --------
    Total bonds available for sale...................   6,669.4        88.7         60.9      6,697.2

Preferred stock......................................      72.3         0.2          0.1         72.4
                                                       --------       -----        -----     --------
    Total fixed maturities...........................  $6,741.7       $88.9        $61.0     $6,769.6
                                                       ========       =====        =====     ========

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
                                                       ========       =====       ======     ========

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

3. INVESTMENTS (CONTINUED)
    The amortized cost and fair value of fixed maturities at December 31, 2000, are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be called or prepaid with or without call or prepayment penalties.

                                                                  2000
                                                       ---------------------------
                                                       AMORTIZED COST   FAIR VALUE
                                                       --------------   ----------
Due to mature:
  One year or less...................................     $  270.4       $  268.8
  After one year through five years..................      1,972.0        1,986.3
  After five years through ten years.................      2,166.8        2,176.9
  After ten years....................................        942.7          937.3
  Mortgage backed securities.........................      1,389.8        1,400.3
                                                          --------       --------
    Total fixed maturities...........................     $6,741.7       $6,769.6
                                                          ========       ========

    Proceeds from sales of investments available for sale and the related gains and losses realized on those sales were as follows:

                                                    YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                   2000       1999       1998
                                                 --------   --------   --------
Proceeds from sales............................  $3,656.6   $3,321.3   $6,164.7
Gross gains realized...........................     147.5      154.0      156.8
Gross losses realized..........................      42.6       71.1       64.0

    Net unrealized appreciation (depreciation) on investments included within accumulated other comprehensive income was as follows:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Change in unrealized appreciation (depreciation)
  Fixed maturities........................................  $ 224.2    $(384.2)
  Equity securities.......................................   (112.8)     (21.5)
                                                            -------    -------
    Subtotal..............................................    111.4     (405.7)
Income tax effect.........................................     39.0     (142.0)
                                                            -------    -------
Net change in unrealized appreciation.....................     72.4     (263.7)
Balance, beginning of year................................   (104.8)     158.9
                                                            -------    -------
Balance, end of year......................................  $ (32.4)   $(104.8)
                                                            =======    =======

    At December 31, 2000, and 1999, the Company's investments in bonds on a financial statement basis were $6,697.2 or 84.8% and $6,315.2 or 84.9%, respectively, of total investments and cash. The bond portfolio is diversified within various industry segments.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

3. INVESTMENTS (CONTINUED)
    Bond investment by market sector at December 31, were as follows:

                                                                2000                   1999
                                                        --------------------   --------------------
                                                        AMORTIZED     FAIR     AMORTIZED     FAIR
                                                          COST       VALUE       COST       VALUE
                                                        ---------   --------   ---------   --------
U.S. government.......................................  $  911.7    $  922.0   $  754.1    $  730.8
Foreign government....................................     328.8       329.6      357.1       349.7
State and municipal...................................   1,087.8     1,096.2    2,123.1     2,070.3
Mortgage backed securities............................   1,389.8     1,400.3    1,149.7     1,106.8
Financial.............................................   1,040.8     1,039.5      692.9       666.2
Utilities.............................................     210.9       205.4      117.4       112.1
Transportation........................................      47.9        48.8        7.6         6.8
Health care...........................................      24.9        24.6       24.9        22.7
Natural resources.....................................      30.1        30.8       10.2         9.9
Other corporate securities............................   1,596.7     1,600.0    1,274.6     1,239.9
                                                        --------    --------   --------    --------
  Total...............................................  $6,669.4    $6,697.2   $6,511.6    $6,315.2
                                                        ========    ========   ========    ========

    Sources of net investment income were as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                      ------------------------------
                                                        2000       1999       1998
                                                      --------   --------   --------
Fixed maturities....................................   $400.8     $383.6     $392.2
Short-term investments..............................     42.6       16.8       22.0
Other...............................................     48.7       35.6       28.9
                                                       ------     ------     ------
  Gross investment income...........................    492.1      436.0      443.1
Investment expenses.................................    (27.2)     (20.9)     (25.6)
                                                       ------     ------     ------
  Net investment income.............................   $464.9     $415.1     $417.5
                                                       ======     ======     ======

    Net realized capital investment gains (losses) were as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2000       1999       1998
                                                       --------   --------   --------
Fixed maturities.....................................   $ 22.3     $(3.8)     $102.3
Equity securities....................................     86.4      87.9        (3.8)
Other................................................     (3.8)     (1.2)       (5.7)
                                                        ------     -----      ------
  Net capital gains..................................   $104.9     $82.9      $ 92.8
                                                        ======     =====      ======

    At December 31, 2000, and 1999, securities in the amount of $641.3 and $493.5 (par value), respectively, were on deposit with governmental authorities as required by law.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

4. ACCUMULATED OTHER COMPREHENSIVE INCOME

    The components of accumulated other comprehensive income (loss) are as follows:

                                                            NET UNREALIZED
                                                             APPRECIATION    NET UNREALIZED
                                                            (DEPRECIATION)   LOSS ON FOREIGN
                                                            OF INVESTMENTS      EXCHANGE        TOTAL
                                                            --------------   ---------------   --------
Balance at January 1, 1998................................     $ 118.0           $ (35.6)      $  82.4
  Period change...........................................       155.7              (0.3)        155.4
    Tax effect............................................       (54.5)              0.1         (54.4)
  Reclassification adjustment for gain included in net
    income................................................       (92.8)               --         (92.8)
    Tax effect............................................        32.5                --          32.5
                                                               -------           -------       -------
Balance at December 31, 1998..............................       158.9             (35.8)        123.1

  Period change...........................................      (322.8)              0.9        (321.9)
    Tax effect............................................       113.0              (0.3)        112.7
  Reclassification adjustment for gain included in net
    income................................................       (82.9)               --         (82.9)
    Tax effect............................................        29.0                --          29.0
                                                               -------           -------       -------
Balance at December 31, 1999..............................      (104.8)            (35.2)       (140.0)

  Period change...........................................       216.3            (118.3)         98.0
    Tax effect............................................       (75.7)             41.4         (34.3)
  Reclassification adjustment for gain included in net
    income................................................      (104.9)               --        (104.9)
    Tax effect............................................        36.7                --          36.7
                                                               -------           -------       -------
Balance at December 31, 2000..............................     $ (32.4)          $(112.1)      $(144.5)
                                                               =======           =======       =======

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

5. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

    The reconciliation of loss and loss adjustment expense reserves for the years ended December 31, 2000, 1999, and 1998 is shown below:

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
Loss and LAE reserves at beginning of period................  $ 8,369.0   $ 7,334.1   $ 7,469.3
Reinsurance recoverables on unpaid losses...................   (2,889.3)   (2,269.2)   (2,366.5)
                                                              ---------   ---------   ---------
Net reserves at beginning of period.........................    5,479.7     5,064.9     5,102.8
Net incurred related to:
  Current period............................................    1,864.3     2,084.0     1,620.4
  Prior periods.............................................      948.6       570.4        62.0
                                                              ---------   ---------   ---------
    Total net incurred......................................    2,812.9     2,654.4     1,682.4
Net paid related to:
  Current period............................................      307.5       253.6       207.2
  Prior periods.............................................    2,173.9     1,986.0     1,513.1
                                                              ---------   ---------   ---------
    Total net paid..........................................    2,481.4     2,239.6     1,720.3
                                                              ---------   ---------   ---------
Net reserves at end of period...............................    5,811.2     5,479.7     5,064.9
Reinsurance recoverables on unpaid losses...................   (3,071.0)   (2,889.3)   (2,269.2)
                                                              ---------   ---------   ---------
Loss and LAE reserves at end of period......................  $ 8,882.2   $ 8,369.0   $ 7,334.1
                                                              =========   =========   =========

    As a result of changes in estimates of insured events in prior years, the losses and LAE incurred (net of reinsurance recoveries of $594.8, $1,024.2 and $252.1 for the years ended December 31, 2000, 1999, and 1998, respectively) increased by $948.6 in 2000, $570.4 in 1999, and $62.0 in 1998. The adverse development in 2000 is primarily due to increased losses in recent accident years reflecting adverse market conditions, in addition to losses associated with contracts which incepted prior to 2000, such as proportional treaties under which premiums are earned over multiple accident years but losses are reflected in the initial accident year. The increase during 1999 is primarily due to increased losses in recent accident years to reflect adverse market conditions, in addition to an increase in the Company's loss reserves associated with asbestos and environmental-related claims. (See Note 16D).

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

    The retrocessional coverages purchased by the Company include (i) routine coverage for its property and casualty business, (ii) property and casualty clash coverage for potential accumulation of liability from treaties and facultative agreements covering losses arising from the same event or occurrence, (iii) catastrophe retrocessions for its property business,
(iv) quota share treaties that enhance underwriting capacity, and (v) stop loss protection (excess of loss reinsurance that indemnifies the company against losses that exceed a specific retention).

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

6. REINSURANCE (CONTINUED)
    The Company believes that it has minimized the credit risk with respect to its retrocessions by monitoring its retrocessionaires, diversifying its retrocessions and collateralizing obligations from foreign retrocessionaires. Potential deterioration of the financial condition of retrocessional markets is carefully monitored and appropriate actions are taken to eliminate or minimize exposures. As a general rule, the Company requires that unpaid losses and LAE (including IBNR) for certain admitted and non-admitted reinsurers (unregulated by United States insurance regulatory authorities) be collateralized by letters of credit, funds withheld or pledged trust agreements. In certain cases, the full limit ceded to non-admitted reinsurers is required to be collateralized regardless of actual claim activity. Actions such as drawdowns of letters of credit provided as collateral, cessation of relationships and commutations may be taken to reduce or eliminate exposure when necessary.

    Although reinsurance agreements contractually obligate the Company's reinsurers to reimburse it for the agreed-upon portion of its gross paid losses, they do not discharge the primary liability of the Company. The income statement amounts for premiums written, premiums earned, and losses and loss adjustment expenses are net of reinsurance. Direct, assumed, ceded and net amounts for these items are as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                 -------------------------------
                                                   2000       1999        1998
                                                 --------   ---------   --------
Premiums written
  Direct.......................................  $  335.2   $   277.6   $  208.6
  Assumed......................................   3,335.7     3,259.5    2,908.9
  Ceded........................................    (459.2)     (631.4)    (710.7)
                                                 --------   ---------   --------
  Net..........................................   3,211.7     2,905.7    2,406.8
                                                 ========   =========   ========
Premiums earned
  Direct.......................................     304.9       263.5      194.1
  Assumed......................................   3,399.9     3,325.0    2,914.8
  Ceded........................................    (464.6)     (661.0)    (690.0)
                                                 --------   ---------   --------
  Net..........................................   3,240.2     2,927.5    2,418.9
                                                 ========   =========   ========
Losses incurred
  Direct.......................................     323.0       266.4      136.4
  Assumed......................................   3,084.7     3,412.2    1,798.1
  Ceded........................................    (594.8)   (1,024.2)    (252.1)
                                                 --------   ---------   --------
  Net..........................................  $2,812.9   $ 2,654.4   $1,682.4
                                                 ========   =========   ========

    The Company maintains an allowance for doubtful accounts for amounts due from companies in receivership or believed to be in financial difficulty. The total allowance reflected in both reinsurance recoverables on paid and unpaid losses, and premiums and other receivables was $106.3 and $104.0 at December 31, 2000 and 1999, respectively. There can be no assurance future charges for uncollectible reinsurance will not materially adversely affect results of operations in any future period, although any such charges would not be expected to have a material adverse effect on the Company's liquidity or financial condition.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

6. REINSURANCE (CONTINUED)
    Munich Re (which had an A.M. Best rating of "A++" at December 31, 2000) accounted for approximately 18.5% and 16.9% of the reinsurance recoverables on paid and unpaid losses at December 31, 2000, and 1999, respectively. National Indemnity Company (which had an A.M. Best rating of "A++" at December 31, 2000), a subsidiary of Berkshire Hathaway, Inc., accounted for approximately 14.0% and 17.5% of the reinsurance recoverables on paid and unpaid losses at December 31, 2000, and 1999, respectively. Travelers Property Casualty Corp. (which had an A.M. Best rating of "A++" at December 31, 2000), accounted for approximately 13.0% and 13.3% of the reinsurance recoverables on paid and unpaid losses at December 31, 2000, and 1999, respectively.

7. DEPOSIT ACCOUNTING

    Insurance and reinsurance contracts that do not transfer insurance risk are subject to deposit accounting. Deposit accounting is applied to contracts that,
1) transfer only significant timing risk, 2) transfer only significant underwriting risk, 3) transfer neither significant timing nor underwriting risk, or 4) those contracts with indeterminate risk.

    The deposit asset of $239.5 and $223.1 at December 31, 2000 and 1999, respectively, was primarily comprised of adverse loss development covers and certain retroactive reinsurance agreements which do not meet risk transfer guidelines. The increase in the deposit asset is the result of new agreements totaling $9.7 and interest accretion of $10.5, offset by payments of $3.9 during 2000.

    The deposit liability of $384.5 and $241.3 at December 31, 2000 and 1999, respectively, was primarily comprised of adverse loss development covers and certain retroactive reinsurance agreements which do not meet risk transfer guidelines. The increase in the deposit liability is primarily attributable to the commutation of a reinsurance agreement, with a net liability of $144.1, payable in 2003. In addition to the commutation, the increase in deposit liability is the result of $17.1 of new agreements and $27.2 of interest accretion, offset by $45.3 of payments.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

8. FEDERAL AND FOREIGN INCOME TAXES

    The net deferred tax asset recorded at December 31, 2000, and 1999, represents the net temporary differences between the tax basis of assets and liabilities and their amounts for financial reporting. The components of the net deferred tax asset, based on a tax rate of 35% at December 31, were as follows:

                                                                2000       1999
                                                              --------   --------
Loss reserves...............................................   $256.1     $261.8
Deferred compensation.......................................     79.5       85.5
Unearned premiums...........................................     74.5       77.2
Investment losses...........................................     29.3       59.7
Alternative minimum tax ("AMT") credit carryforward.........     73.2       55.5
Other deferred tax assets...................................      4.6       23.6
                                                               ------     ------
  Deferred tax asset........................................    517.2      563.3
                                                               ------     ------

Deferred policy acquisition costs...........................    113.5      113.7
Other deferred liabilities..................................     19.5       73.6
                                                               ------     ------
  Deferred tax liability....................................    133.0      187.3
                                                               ------     ------

  Net deferred tax asset....................................   $384.2     $376.0
                                                               ======     ======

    A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. At December 31, 2000, the Company believes it is more likely than not that the deferred tax asset is fully realizable. Realization of the net deferred tax asset is dependent on generating sufficient taxable income in future periods. The amount of the deferred tax asset considered realizable could be reduced, however, if estimates of future taxable income are reduced.

    Income tax expense (benefit) was as follows:

                                                      YEAR ENDED DECEMBER 31, 2000
                                                     ------------------------------
                                                     CURRENT    DEFERRED    TOTAL
                                                     --------   --------   --------
Income--federal and foreign tax benefit............   $(44.3)    $(40.0)   $ (84.3)
Federal tax expense (benefit) on net realized
  capital gains....................................     39.9       (3.1)      36.8
                                                      ------     ------    -------
  Total federal and foreign tax benefit............   $ (4.4)    $(43.1)   $ (47.5)
                                                      ======     ======    =======

                                                      YEAR ENDED DECEMBER 31, 1999
                                                     ------------------------------
                                                     CURRENT    DEFERRED    TOTAL
                                                     --------   --------   --------
Income--federal and foreign tax benefit............   $(24.7)    $(94.4)   $(119.1)
Federal tax expense (benefit) on net realized
  capital gains....................................     29.9       (0.9)      29.0
                                                      ------     ------    -------
  Total federal and foreign tax expense
    (benefit)......................................   $  5.2     $(95.3)   $ (90.1)
                                                      ======     ======    =======

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

8. FEDERAL AND FOREIGN INCOME TAXES (CONTINUED)

                                                      YEAR ENDED DECEMBER 31, 1998
                                                     ------------------------------
                                                     CURRENT    DEFERRED    TOTAL
                                                     --------   --------   --------
Income--federal and foreign tax expense............   $ 23.0     $ 26.9    $  49.9
Federal tax expense (benefit) on net realized
  capital gains....................................     40.6       (8.1)      32.5
                                                      ------     ------    -------
  Total federal and foreign tax expense............   $ 63.6     $ 18.8    $  82.4
                                                      ======     ======    =======

    Reconciliations of the differences between income taxes computed at the federal statutory tax rate and consolidated provisions for income taxes were as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                     ------------------------------
                                                       2000       1999       1998
                                                     --------   --------   --------
Income (loss) before taxes.........................   $(98.8)   $(178.0)    $321.5
Income tax rate....................................       35%        35%        35%
                                                      ------    -------     ------
  Tax expense (benefit) at federal statutory income
    tax rate.......................................    (34.6)     (62.3)     112.5

Tax effect of:
  Tax-exempt investment income.....................    (12.7)     (32.6)     (31.0)
  Goodwill.........................................      2.5        2.5        2.5
  Other, net.......................................     (2.7)       2.3       (1.6)
                                                      ------    -------     ------
    Federal and foreign income tax expense
      (benefit)....................................   $(47.5)   $ (90.1)    $ 82.4
                                                      ======    =======     ======

9. BENEFIT PLANS

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

    The Company also provides post retirement health care benefits to individuals eligible to receive a normal or early retirement benefit under the Company's non-contributory defined benefit pension plan and who are covered under a Company medical insurance plan at retirement. The Company funds its obligation currently and no contributions are required by retirees.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

9. BENEFIT PLANS (CONTINUED)
    The following table provides a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the years ended December 31, 2000 and 1999, and a statement of the funded status at December 31:

                                                               PENSION BENEFITS       OTHER BENEFITS
                                                              -------------------   -------------------
                                                                2000       1999       2000       1999
                                                              --------   --------   --------   --------
RECONCILIATION OF BENEFIT OBLIGATION
Obligation at January 1.....................................   $181.2     $194.2     $ 29.9     $ 31.3
  Service cost..............................................     12.5       14.9        2.4        2.8
  Interest cost.............................................     13.3       12.7        2.3        2.1
  Plan amendments...........................................       --         --         --       (0.2)
  Actuarial (gain) loss.....................................      9.5      (34.9)       2.7       (6.1)
  Benefit payments..........................................     (9.2)      (5.7)      (0.7)        --
                                                               ------     ------     ------     ------
Obligation at December 31...................................   $207.3     $181.2     $ 36.6     $ 29.9
                                                               ------     ------     ------     ------
RECONCILIATION OF FAIR VALUE OF PLAN ASSETS
Fair value of plan assets at January 1......................   $122.7     $114.6     $   --     $   --
  Actual return on plan assets..............................      0.3       13.7         --         --
  Employer contributions....................................       --         --        0.7        0.5
  Benefit payments..........................................     (7.1)      (5.6)      (0.7)      (0.5)
                                                               ------     ------     ------     ------
Fair value of plan assets at December 31....................   $115.9     $122.7     $   --     $   --
                                                               ------     ------     ------     ------
FUNDED STATUS
Funded status at December 31................................   $(91.4)    $(58.5)    $(36.6)    $(29.9)
Unrecognized prior service cost.............................      0.8        0.8        2.3        2.4
Unrecognized (gain) loss....................................     13.5       (7.7)       1.2       (1.4)
                                                               ------     ------     ------     ------
Net amount recognized in other liabilities..................   $(77.1)    $(65.4)    $(33.1)    $(28.9)
                                                               ======     ======     ======     ======

    The Company's nonqualified pension plan was the only pension plan with an accumulated benefit obligation in excess of plan assets. The plan's accumulated benefit obligation was $12.3 and $11.0 at December 31, 2000 and 1999, respectively. There are no plan assets in the nonqualified plan due to the nature of the plan. The Company's plans for post retirement benefits other than pensions also have no plan assets. The aggregate benefit obligation for those plans is $36.6 and $29.9 at December 31, 2000 and 1999, respectively.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

9. BENEFIT PLANS (CONTINUED)
    Net periodic benefit cost for the years ended December 31, included the following components:

                                                              PENSION BENEFITS                  OTHER BENEFITS
                                                       ------------------------------   ------------------------------
                                                         2000       1999       1998       2000       1999       1998
                                                       --------   --------   --------   --------   --------   --------
Service cost.........................................   $12.5      $14.9      $11.6       $2.4       $2.8       $2.1
Interest cost........................................    13.2       12.7       10.8        2.3        2.1        1.7
Expected return on plan assets.......................   (12.1)     (10.8)      (9.7)        --         --         --
Amortization of prior service cost...................     0.1        0.1        0.1        0.1        0.2        0.2
Amortization of net loss.............................      --        1.0        0.1         --        0.1         --
                                                        -----      -----      -----       ----       ----       ----
  Net periodic benefit cost..........................   $13.7      $17.9      $12.9       $4.8       $5.2       $4.0
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

    The assumptions used in the measurement of the Company's benefit obligation are shown in the following table:

                                                        PENSION BENEFITS                              OTHER BENEFITS
                                             --------------------------------------       --------------------------------------
                                               2000           1999           1998           2000           1999           1998
                                             --------       --------       --------       --------       --------       --------
Discount rate..............................    7.25%          7.50%          6.50%         7.25%          7.50%          6.50%
Expected return on plan assets.............   10.00%          9.50%          9.00%          N/A            N/A            N/A
Rate of compensation expense...............    5.50%          5.50%          5.50%          N/A            N/A            N/A

    For measurement purposes, a 6.8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001. The rate was assumed to decrease gradually over 16 years, to a rate of 5.0% and remain at that level thereafter.

    Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

                                                              1% INCREASE   1% DECREASE
                                                              -----------   -----------
Effect on total of service and interest cost components of
  net periodic postretirement health care benefit cost......      $1.1         $(0.9)
Effect on the health care component of the accumulated
  postretirement benefit obligation.........................      $7.9         $(6.4)

    Substantially all employees are eligible to participate in a savings plan under which designated contributions, which are invested in various investment programs, are matched, up to 5% of compensation, by the Company. The costs of the Company's matching contributions were $6.0, $5.3, and $5.0 for the years ended December 31, 2000, 1999, and 1998, respectively.

    Key employees are eligible for plans that provide compensation incentives based upon operating results and that reward specific individuals for performance and contribution to the success of the

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

9. BENEFIT PLANS (CONTINUED)
Company. Charges to operations for such incentives were $13.7, $17.1 and $21.6 for the years ended December 31, 2000, 1999, and 1998, respectively.

    American Re-Insurance has Employment Agreements (the "Agreements"), with Messrs. Noonan, Abdallah, Beer, Burgess and Engshuber pursuant to which each such executive has agreed to serve in his position indicated in the Summary Compensation Table for a period of five years (three years for Mr. Engshuber) and the Company agreed to provide certain compensation and severance benefits as provided therein. Under the Agreements, each executive's cash compensation, which consists of the executive's annual rate of base salary and the annual incentive compensation award or such other bonus payment, is determined by American Re-Insurance from time to time, but shall not be less than a minimum guaranteed amount equal to the executive's annual rate of pay in effect as of April 1998, plus the bonus amount paid such executive for the 1997 calendar year (or in the case of Mr. Engshuber, the annual rate of pay in effect as of October 2000, plus an estimate of the bonus amount to be paid to Mr. Engshuber for the 2000 calendar year). To the extent the bonus amounts set forth in the Summary Compensation Table for any of such persons are less than they would have been entitled to under their Agreements for 1999 or 2000, such executives voluntarily waived such contractual amounts.

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

    At the time of the acquisition by Munich Re, the Company established the Senior Executive Special Deferred Compensation Plan. Participants in the plan were provided the opportunity to defer, for five years, up to 100% of the option proceeds which they otherwise were eligible to receive from the cancellation of their options in accordance with the terms of the acquisition. Participants elected to defer an aggregate of $79.9 of option proceeds which the Company used to establish and fund a trust, the assets of which will be dedicated to the payment of such future obligations in the absence of insolvency by the Company. At the direction of the participants, the trust proceeds were invested by the Company in one or more of two index-related investment vehicles and a fixed rate investment vehicle. In addition thereto, participants are eligible to receive an additional return from the Company in the amount of 5% of the participant's original deferred principal provided certain conditions are met. At
December 31, 2000, and

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

9. BENEFIT PLANS (CONTINUED)
1999, the Company's consolidated balance sheets reflected $152.4 and $115.2, respectively, of deferred option proceeds, which is reflected in other liabilities.

10. LOAN FROM PARENT

    On December 28, 2000, the Company borrowed Euro E85.0 million under a new three-year revolving credit agreement ("Euro Loan") with Munich Re, which allows the Company to borrow up to Euro E200.0 million. Outstanding amounts under the revolving credit agreement bear interest annually at a rate equal to the Eurocurrency Base Rate plus 0.1%. The proceeds of the Euro Loan were used to repay the $75.0 outstanding under the revolving credit agreement with Bank of America, N.A. (See Note 11). The Euro Loan is recorded at its original cost, adjusted for changes in foreign exchange rate. Those adjustments in value are recognized through income as foreign exchange gain or loss. At December 31, 2000, $80.1 was outstanding under the Euro Loan.

    At the time of the borrowing, the Company entered into a Cross-Currency Interest Rate Swap agreement ("Euro Swap") with Chase Manhattan Bank as an economic hedge, for other than trading purposes, against the foreign exchange risk related to the Euro Loan. As part of the Euro Swap, the Company received $75.6 on conversion of the Euro E85.0 million from Munich Re. At the termination date, the Company will return $76.3 to Chase Manhattan Bank in exchange for Euro E85.0 million for the purposes of paying off the Euro Loan. The Euro Swap bears interest on a notional amount of $76.3 at an adjustable rate equal to the three month U.S. Dollar London InterBank Offered Rate ("USD LIBOR") plus 0.1%. The Euro Swap is recorded at its fair value with changes in that value recognized through investment income.

11. SENIOR BANK DEBT

    In 1995, the Company borrowed $75.0 from Bank of America, N.A., in anticipation and as part of a new unsecured bank revolving credit agreement established on January 29, 1996, which allows the Company to borrow an aggregate amount up to $150.0. Outstanding amounts under the revolving credit agreement bear interest, at the election of the Company, currently at (i) the Bank of America Base Rate (that is a fluctuating rate equal to the greater of (x) Bank of America's announced rate of interest, identified as its "reference rate" or
(y) the sum of the federal funds rate plus 0.5%), (ii) a Eurodollar reserve adjusted InterBank Offered Rate ("IBOR"), or (iii) a competitive bid rate as determined by the participating banks. Any amount not paid when due will bear interest at a rate of 2.00% in excess of the rate otherwise applicable. The revolving credit agreement has a term of five years and, except with respect to amounts outstanding under IBOR or bid loans, may be prepaid at any time at the option of the Company. The revolving credit agreement contains certain covenants relating to, among other things, restrictions on debt, liens, disposition of assets, consolidations, mergers, use of proceeds, changes in business and minimum statutory surplus. In December 2000, the Company repaid the $75.0 of borrowings under the revolving credit agreement with the proceeds of the Euro Loan.

    In 1998, the Company guaranteed the repayment of principal, interest and other fees and expenses under a Credit Agreement between American Re Capital Markets, Inc., a wholly owned subsidiary of the Company ("ARCM") and Bank of America, N.A. The agreement currently permits ARCM to borrow funds or obtain letters of credit in an aggregate amount up to $50.0. ARCM shall use the proceeds of these loans and the letters of credit to cover losses incurred under derivatives contracts, to support certain of its

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

11. SENIOR BANK DEBT (CONTINUED)
obligations under such derivatives contracts, and for other general corporate purposes. At December 31, 2000 ARCM had no outstanding indebtedness under the agreement.

12. SENIOR NOTES

    In 1996, the Company sold $500.0 aggregate principal amount of its Senior Notes due December 15, 2026 (the "Notes"). The Notes bear interest at a rate of 7.45% annually, payable on June 15 and December 15 each year. The offering price of the notes was 99.687% of the aggregate principal amount, resulting in a yield to maturity of 7.476%.

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

13. CUMULATIVE QUARTERLY INCOME PREFERRED SECURITIES

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

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

13. CUMULATIVE QUARTERLY INCOME PREFERRED SECURITIES (CONTINUED)

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

14. CAPITAL AND SURPLUS AND STOCKHOLDER DIVIDEND RESTRICTIONS

    Statutory surplus for the reinsurance/insurance subsidiaries on a combined basis at December 31, 2000, and 1999, were $2,177.1 and $2,166.0, respectively. During 2000, the Company contributed $250.0 to the statutory surplus of American Re-Insurance. Statutory net income (loss) for the years ended December 31, 2000, 1999, and 1998, on a combined basis was $(96.1), $(183.3) and $319.9, respectively. Dividends declared and paid by American Re-Insurance to the Company were $0.0, $260.8 and $35.0 in 2000, 1999, and 1998, respectively.

    In 1999, the National Association of Insurance Commissioners ("NAIC") adopted the Accounting Practices Manual, which includes Statements of Statutory Accounting Principles. The codification of Statutory Accounting Principles, which is effective January 1, 2001, prescribes statutory accounting practices which may differ from individual state "prescribed or permitted" practices. Where there is a difference, individual state "prescribed or permitted" practice will take precedence over codified statutory accounting practices. The Company expects that the effect of implementing codification will be an increase to the statutory surplus of the reinsurance/insurance subsidiaries.

    The Company is dependent upon dividends received from its reinsurance/insurance subsidiaries to meet its debt and other obligations. Dividend payments by the reinsurance/insurance subsidiaries are restricted by the insurance laws of the State of Delaware. At December 31, 2000, American Re-Insurance could declare dividends of approximately $216.5 during 2001 without approval of the Commissioner of Insurance of the State of Delaware.

    The NAIC has adopted a risk based capital ("RBC") standard for property and casualty insurance (and reinsurance) companies which measures the amount of capital appropriate for a property and casualty insurance company to support its overall business operations in light of its size and risk profile. American Re-Insurance's 2000 adjusted surplus to policyholders was $1,649.7, or 1.93 times the authorized control level RBC total of $856.5. Because this ratio is less than 2.00 times, American Re-Insurance must submit a comprehensive financial plan to the Insurance Department of the state of Delaware, which will address American Re-Insurance's plans for attaining the required levels of RBC. Achievement of the comprehensive financial plan depends on future events and circumstances, the outcome of which cannot be assured.

    AAIC's 2000 adjusted surplus to policyholders of $98.6 is in excess of the authorized control level RBC total of $14.4. Princeton E & S's 2000 adjusted surplus to policyholders of $25.7 is in excess of the authorized control level RBC total of $0.1.

15. PERMITTED STATUTORY ACCOUNTING PRACTICES

    American Re-Insurance prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the Insurance Department of the State of Delaware. Prescribed

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

15. PERMITTED STATUTORY ACCOUNTING PRACTICES (CONTINUED) statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners, as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all rules not so prescribed.

    American Re-Insurance received written approval from the Insurance Department of the State of Delaware to discount all workers' compensation reserves for losses at a rate of 4.5% for statutory accounting purposes. Delaware statutes allow discounting of certain types of reserves at various discount rates.

16. COMMITMENTS AND CONTINGENT LIABILITIES

A.  DERIVATIVES AND OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

FINANCIAL GUARANTEES

    In 1998, the Company recommenced writing financial guarantee programs. In addition, the Company has principal and interest guarantees outstanding from programs written prior to December 31, 1986. The aggregate principal and interest amounts of these guarantees outstanding were $1,992.5 and $593.7 at December 31, 2000 and 1999, respectively. The aggregate principal and interest amount reflects the Company's extent of involvement in financial guarantees.

DERIVATIVES

    In December, 2000, the Company entered into a three-year revolving credit agreement with Munich Re which allows the Company to borrow up to Euro
E200.0 million. At the time the Company established the credit facility it borrowed Euro E85.0 million. At the same time, the Company entered into a Cross-Currency Interest Rate Swap agreement with Chase Manhattan Bank as an economic hedge, for other than trading purposes, against the foreign exchange risk related to the Euro Loan. (See Note 10.)

    American Re Capital Markets, Inc. ("ARCM"), a subsidiary of the Company, is a party to certain index-based catastrophe related swaps ("catastrophe swaps") with Gold Eagle Capital Limited, a special purpose Bermuda company ("Gold Eagle"). Under the terms of the catastrophe swaps, ARCM may receive approximately $182.0 of potential payments from Gold Eagle in the event of three types of certain catastrophic events: California earthquakes, Midwest earthquakes, or Eastern and Gulf Coast windstorms, all as specifically defined under the Catastrophe Swaps ("Catastrophes"). Payment amounts under the catastrophe swaps will be determined based upon on index of modeled insurance industry losses from Catastrophes as calculated by Risk Management
Solutions, Inc. American Re Securities Corporation, a subsidiary of the Company, acted as placement agent for Gold Eagle in the placement of catastrophe related securities, called Modeled Index Linked Securities(SM) (ModILS(SM)), intended to collateralize any potential payments by Gold Eagle to ARCM under the catastrophe swaps.

    The Company adjusts the catastrophe swaps to fair value using a model pricing based upon interest rate spreads above comparable U.S. Treasury investments, applied to the notional value outstanding of $182.1. The fair value adjustment was $0.7 and $0.6 at December 31, 2000 and 1999, respectively.

    During 1999, ARCM was engaged primarily in the weather derivative business, which exposed the Company to losses/gains based on movements in temperature at certain U.S. weather stations. At December 31, 1999, ARCM had entered into 78 such weather derivative contracts with a notional value of

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

16. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)
$139.3. At December 31, 1999, the maximum payment amount of such contracts was $85.7, and the maximum receivable amount was $111.4. At December 31, 2000, ARCM had no weather derivative contracts outstanding.

B.  RELATED PARTY TRANSACTIONS

    Gross premiums assumed from Munich Re and its affiliated companies were $66.7, $48.4, and $10.5 for the years ended December 31, 2000, 1999, and 1998, respectively. Munich Re and its affiliated companies also participate on several of the Company's existing retrocessional programs. Total premiums ceded to Munich Re and its affiliated companies relating to such programs were approximately $67.7, $159.2, and $174.4 for the years ended December 31, 2000, 1999, and 1998, respectively. Total losses and LAE ceded to Munich Re and its affiliated companies were $116.8, $252.8, and $(12.9) for the years ending December 31, 2000, 1999, and 1998, respectively. Total insurance reserves outstanding with Munich Re and its affiliated companies were $600.6 and $493.2 at December 31, 2000 and 1999, respectively.

    Munich Re Capital Management, an affiliated registered investment advisor, is responsible for the management of the fixed income portion of the Company's investment portfolio. Fees paid to Munich Re Capital Management were $3.6, $2.6, and $2.1 for the years ended December 31, 2000, 1999, and 1998, respectively.

C.  LEASES

    The Company has operating leases for certain of its furniture, fixtures, and computer equipment, and office space used by its branch office and subsidiary locations. Lease expense was $16.6, $22.8, and $20.3, for the years ended December 31, 2000, 1999, and 1998. Future net minimum payments under non-cancelable leases at December 31, 1999, were estimated to be as follows:

                                                     2006 AND
2001      2002       2003       2004       2005     THEREAFTER
-----   --------   --------   --------   --------   ----------
$16.1    $12.0       $8.7       $5.2       $3.6        $6.4
=====    =====       ====       ====       ====        ====

D.  ASBESTOS, ENVIRONMENTAL-RELATED AND OTHER LATENT LIABILITY CLAIMS

    American Re's underwriting results have been adversely affected by claims developing from asbestos, environmental-related and other latent liability coverage exposures ("latent liability exposures"). Reserves established by American Re for latent liability exposures necessarily have reflected the uncertainty inherent in estimating the ultimate future claim amounts arising from these types of exposures and the lack of credible actuarial methods to measure and quantify these exposures. The Company's difficulty in accurately quantifying these exposures was attributable to the need for latent liability exposures to be first quantified by the insured party and then the primary insurer before the information was made available to the reinsurer.

    During 1999, the Company undertook a study to reevaluate its reserves for latent liability exposures. This was a result of the Company's assessment of its reported claims activity, which reflected continued emergence of newly reported claims in each of these areas and recent insurance industry efforts to accelerate the settlement of outstanding latent liability claims. Each of the Company's related exposures

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

16. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED) was evaluated individually to determine its expected ultimate liability for losses and LAE. As a result of this reevaluation, during the fourth quarter of 1999, the Company increased its gross incurred but not reported ("IBNR") loss reserves for latent liability exposures.

    The Company had latent liability exposure loss reserves as follows at December 31:

                                                  2000                  1999
                                           -------------------   -------------------
                                            GROSS       NET       GROSS       NET
                                           --------   --------   --------   --------
Asbestos.................................  $  679.9    $410.8    $  786.6    $470.9
Environmental-related and other latent
  liability..............................     574.4     426.5       646.2     466.7
                                           --------    ------    --------    ------
Total....................................  $1,254.3    $837.3    $1,432.8    $937.6
                                           ========    ======    ========    ======

    Loss reserves for latent liability exposures at December 31, 2000, and 1999, represent best estimates drawn from a range of possible outcomes based on currently known facts, projected forward using assumptions and methodologies considered reasonable. Notwithstanding these loss reserves, there can be no assurance that future losses resulting from these exposures will not materially adversely affect future earnings.

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

    CALIFORNIA. California has two Holocaust era insurance related statutes. The first purports to permit the suspension of an insurer's license if it or any of its affiliates has failed to pay any claim of Holocaust victims proven to be valid and unpaid. This statute also authorizes the Commissioner to include consideration of whether an insurer is participating in the Holocaust Commission in deciding whether to

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

16. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED) suspend the insurer's license. In July, 1999, the California Insurance Department ("CID") initiated an examination and hearing involving the Company's California licensed insurers and Munich Re in order to investigate whether these companies or affiliated companies in Europe had outstanding Holocaust era insurance claims. While the licensees named in the examination and hearing process either were not in existence or did not do business in Europe during the Holocaust era, and Munich Re, as a reinsurer, never issued any insurance policies, the CID sought information on Holocaust era insurance from European insurers in which Munich Re has an indirect investment interest. While the hearing and examination are pending, there are no regulatory actions currently in progress against any of the Company's licensed insurers or Munich Re.

    The second California statute is the Holocaust Victim Insurance Relief Act of 1999 ("California Registry Law") designed to create a publicly accessible registry of Holocaust era policyholder information. The California Registry Law requires California licensed insurers to report Holocaust era policyholder information in their possession or in the possession of their "related companies," as that term is defined in the California Registry Law. The CID interprets this statute to require information even from companies that are not controlled by the licensed insurers or their parent companies. In March, 2000, American Re-Insurance and the American Insurance Association, an insurance trade association, many of whose members are California licensed insurers, initiated litigation in California challenging the validity of the California Registry Law on constitutional and other grounds. In June, 2000, the U.S. District Court for the Eastern District of California issued a preliminary injunction against the CID from enforcing the California Registry Law. Upon appeal by the CID of that decision, the United States Court of Appeals for the Ninth Circuit, in February, 2001, affirmed the preliminary injunction, but rejected the constitutional basis presented in support of the injunction and remanded the case to the District Court for consideration of the constitutional issue of due process as the basis for injunction. That litigation is pending.

    FLORIDA. Florida has enacted a statute ("Florida Holocaust Law") that seeks reports of information on Holocaust era insurance. The Florida Holocaust Law requires Florida licensed insurers to report certain information on insurance policies issued in Europe during the Holocaust era by such licensees and their affiliates. American Re-Insurance and AAIC have no information to report because they did not issue insurance policies in Europe during the relevant time period. However, the companies have timely filed reports disclosing information voluntarily provided by European insurers in which Munich Re has an investment interest. The Florida Insurance Department has issued subpoenas to American Re-Insurance, AAIC, and approximately 40 other insurance companies seeking policyholder information in connection with the Florida Holocaust Law. In November 1999, an unaffiliated company initiated litigation against the Florida Insurance Department challenging the validity of the subpoenas and the constitutionality of the Florida Holocaust Law. In November 2000, the U.S. District Court for the Northern District of Florida held that Florida has no jurisdiction over the matters pertaining to Holocaust era insurance policies issued in Europe, and the Court enjoined Florida from enforcing the Florida Holocaust Law. Florida has appealed the District Court ruling. That appeal is pending.

    NEW YORK. New York has enacted a statute ("New York Holocaust Law") similar to the Florida Holocaust Law. American Re-Insurance and AAIC timely filed reports responsive to the New York Holocaust Law disclosing information voluntarily provided by European insurers in which Munich Re has an investment interest. The New York Insurance Department subsequently requested additional information in connection with Holocaust era insurance, and American Re promptly forwarded these

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

16. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED) requests to the European insurers which responded directly to the Department. Notwithstanding this, in March, 2000 the Department threatened to attempt to fine American Re up to $1,000 per day for alleged reporting violations unless Munich Re joins the Holocaust Commission, or agrees to pay alleged Holocaust claims involving companies that Munich Re does not control, or contributes to a humanitarian fund for the benefit of Holocaust survivors, and in April, 2000 American Re-Insurance received a letter from the Department's Disciplinary Unit that disciplinary action against American Re-Insurance and/or its officers is being considered. However, no formal action has been taken by the Department to date.

    WASHINGTON. Washington has enacted a statute similar to the California Registry Law. American Re-Insurance and AAIC have reported to the Washington Insurance Department that they have nothing to report under the statute. The Department has asserted that the companies' report is not in compliance with the law and has indicated that it may initiate enforcement action against American Re, although no action has been commenced to date.

                                   * * * * *

    American Re believes that it has fully complied with the requirements of these statutes or in the alternative, that such statutes are unconstitutional. However, there can be no assurance that insurance regulators will not initiate administrative or other actions against American Re under these laws or that such statutes shall ultimately be found to be unconstitutional. American Re does not believe that the ultimate resolution of these matters will have a material adverse effect on the business, financial condition or results of operations of American Re and its subsidiaries taken as a whole.

17. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of financial instruments at December 31, 2000, and 1999, were as follows:

                                                               2000                  1999
                                                        -------------------   -------------------
                                                        CARRYING     FAIR     CARRYING     FAIR
                                                         VALUE      VALUE      VALUE      VALUE
                                                        --------   --------   --------   --------
Assets:
  Bonds available for sale............................  $6,697.2   $6,697.2   $6,315.2   $6,315.2
  Preferred stock.....................................      72.4       72.4       84.6       84.6
  Equity securities...................................     500.5      500.5      402.1      402.1
  Other invested assets...............................      16.4       16.4       40.5       40.5
                                                        --------   --------   --------   --------
    Total investments.................................   7,286.5    7,286.5    6,842.4    6,842.4

  Cash and cash equivalents...........................     607.3      607.3      597.5      597.5

Liabilities:
  Senior bank debt....................................        --         --       75.0       75.0
  Loan from parent....................................      80.1       80.1         --         --
  Senior Notes........................................     498.5      482.7      498.5      474.0
  QUIPS...............................................     237.5      236.9      237.5      228.0

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

17. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
    It is not practicable to estimate a fair value for the Company's financial guarantees, as there is no quoted market price for such contracts, and it is not possible to reliably estimate the timing and amount of all future cash flows due to the unique nature of each of these contracts.

18. SEGMENT REPORTING

    American Re's Domestic Insurance Company Operations ("DICO") serves U.S. insurance companies by providing them with customized, integrated treaty, facultative and finite risk reinsurance programs on a direct basis. American Re's alternative market strategic business unit, Munich-American RiskPartners ("RiskPartners") provides customized risk transfer, risk sharing, and risk management solutions to self-insured clients worldwide. International Operations ("International") provides treaty, facultative and finite risk reinsurance along with a range of other customized products and services to insurance companies and other entities worldwide. American Re HealthCare ("HealthCare") integrates risk transfer products and specialized services to help insurance companies and self-insureds predict, prevent, and manage catastrophic medical events. American Re Financial Products ("ARFP") provides clients with an array of highly customized financial risk management products and services, including credit enhancement and integrated risk management. In addition to its core reinsurance business, American Re, through various subsidiaries, offers a broad array of related services including actuarial and financial analysis, due diligence consulting for mergers and acquisitions, rent-a-captive facilities, and reinsurance and insurance brokerage. The financial results of these subsidiaries have been aggregated along with holding company operations for presentation of segment results. Segment information for the year ended December 31, 1999, has been restated to reflect management's increased focus on the Company's ARFP and HealthCare segments during that period. Segment information has not been restated for the year ended December 31, 1998, as the operations of Healthcare and ARFP were not segregated during that period and it is considered by management to be impracticable to do so.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

18. SEGMENT REPORTING (CONTINUED)

                                                                                                           TOTAL
                                                                                                        REINSURANCE/    HOLDING
                                                                                                         INSURANCE      COMPANY
YEAR ENDED DECEMBER 31, 2000           DICO     RISKPARTNERS   INTERNATIONAL   HEALTHCARE      ARFP      OPERATIONS     & OTHER
----------------------------         --------   ------------   -------------   -----------   --------   ------------   ---------
REVENUES
GROSS PREMIUMS WRITTEN.............  $1,783.7      $812.1         $650.8         $342.0       $82.0       $3,670.6      $  0.3
                                     --------      ------         ------         ------       -----       --------      ------
NET PREMIUMS WRITTEN...............   1,640.3       589.2          588.0          329.1        64.8        3,211.4         0.3
                                     --------      ------         ------         ------       -----       --------      ------
PREMIUMS EARNED....................   1,786.3       535.5          557.7          330.1        30.2        3,239.8         0.4
Net investment income..............                                                                          436.8        28.1
Net realized capital gains.........                                                                          105.0        (0.1)
Other income.......................                                                                           (4.2)       30.2
                                                                                                          --------      ------
  Total revenue....................                                                                        3,777.4        58.6
                                                                                                          --------      ------
LOSSES AND EXPENSES
LOSSES AND LAE.....................   1,569.6       485.1          496.4          250.0        11.8        2,812.9          --
UNDERWRITING EXPENSE...............     561.4       159.4          163.4           97.4         8.4          990.0         0.4
Interest expense...................                                                                             --        42.8
Other expense......................                                                                           21.6        67.1
                                                                                                          --------      ------
  Total losses and expenses........                                                                        3,824.5       110.3
                                                                                                          --------      ------
  Loss before income taxes.........
  UNDERWRITING GAIN (LOSS).........  $ (344.7)     $(109.0)       $(102.1)       $(17.3)      $10.0       $ (563.1)     $  0.0
                                     ========      ======         ======         ======       =====       ========      ======
LOSS AND LAE RATIO.................      87.9%       90.6%          89.0%          75.7%       39.1%          86.8%        N/M
UNDERWRITING EXPENSE RATIO.........      31.4        29.8           29.3           29.5        27.8           30.6         N/M
                                     --------      ------         ------         ------       -----       --------      ------
COMBINED RATIO.....................     119.3%      120.4%         118.3%         105.2%       66.9%         117.4%        N/M
                                     ========      ======         ======         ======       =====       ========      ======


YEAR ENDED DECEMBER 31, 2000          TOTAL
----------------------------         --------
REVENUES
GROSS PREMIUMS WRITTEN.............  $3,670.9
                                     --------
NET PREMIUMS WRITTEN...............   3,211.7
                                     --------
PREMIUMS EARNED....................   3,240.2
Net investment income..............     464.9
Net realized capital gains.........     104.9
Other income.......................      26.0
                                     --------
  Total revenue....................   3,836.0
                                     --------
LOSSES AND EXPENSES
LOSSES AND LAE.....................   2,812.9
UNDERWRITING EXPENSE...............     990.4
Interest expense...................      42.8
Other expense......................      88.7
                                     --------
  Total losses and expenses........   3,934.8
                                     --------
  Loss before income taxes.........  $  (98.8)
                                     ========
  UNDERWRITING GAIN (LOSS).........  $ (563.1)
                                     ========
LOSS AND LAE RATIO.................      86.8%
UNDERWRITING EXPENSE RATIO.........      30.6
                                     --------
COMBINED RATIO.....................     117.4%
                                     ========

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

18. SEGMENT REPORTING (CONTINUED)

                                                                                                           TOTAL
                                                                                                        REINSURANCE/    HOLDING
                                                                                                         INSURANCE      COMPANY
YEAR ENDED DECEMBER 31, 1999           DICO     RISKPARTNERS   INTERNATIONAL   HEALTHCARE      ARFP      OPERATIONS     & OTHER
----------------------------         --------   ------------   -------------   -----------   --------   ------------   ---------
REVENUES
GROSS PREMIUMS WRITTEN.............  $2,035.9      $739.0         $587.6         $130.5       $43.9       $3,536.9       $ 0.2
                                     --------      ------         ------         ------       -----       --------       -----
NET PREMIUMS WRITTEN...............   1,737.6       495.8          511.9          123.1        37.1        2,905.5         0.2
                                     --------      ------         ------         ------       -----       --------       -----
PREMIUMS EARNED....................   1,739.9       508.2          517.0          148.8        13.4        2,927.3         0.2
Net investment income..............                                                                          400.7        14.4
Net realized capital gains.........                                                                           83.0        (0.1)
Other income.......................                                                                           (1.8)       29.3
                                                                                                          --------       -----
  Total revenue....................                                                                        3,409.2        43.8
                                                                                                          --------       -----
LOSSES AND EXPENSES
LOSSES AND LAE.....................   1,672.2       426.8          443.9          107.6         3.9        2,654.4          --
UNDERWRITING EXPENSE...............     512.4       149.7          164.3           35.6         8.4          870.4         0.3
Interest expense...................                                                                             --        41.9
Other expense......................                                                                           28.3        35.7
                                                                                                          --------       -----
  Total losses and expenses........                                                                        3,553.1        77.9
                                                                                                          --------       -----
  Loss before income taxes.........
  UNDERWRITING GAIN (LOSS).........  $ (444.7)     $(68.3)        $(91.2)        $  5.6       $ 1.1       $ (597.5)      $(0.1)
                                     ========      ======         ======         ======       =====       ========       =====
LOSS AND LAE RATIO.................      96.1%       84.0%          85.9%          72.3%       29.3%          90.7%        N/M
UNDERWRITING EXPENSE RATIO.........      29.4        29.5           31.8           23.9        62.2           29.7         N/M
                                     --------      ------         ------         ------       -----       --------       -----
COMBINED RATIO.....................     125.5%      113.5%         117.7%          96.2%       91.5%         120.4%        N/M
                                     ========      ======         ======         ======       =====       ========       =====


YEAR ENDED DECEMBER 31, 1999          TOTAL
----------------------------         --------
REVENUES
GROSS PREMIUMS WRITTEN.............  $3,537.1
                                     --------
NET PREMIUMS WRITTEN...............   2,905.7
                                     --------
PREMIUMS EARNED....................   2,927.5
Net investment income..............     415.1
Net realized capital gains.........      82.9
Other income.......................      27.5
                                     --------
  Total revenue....................   3,453.0
                                     --------
LOSSES AND EXPENSES
LOSSES AND LAE.....................   2,654.4
UNDERWRITING EXPENSE...............     870.7
Interest expense...................      41.9
Other expense......................      64.0
                                     --------
  Total losses and expenses........   3,631.0
                                     --------
  Loss before income taxes.........  $ (178.0)
                                     ========
  UNDERWRITING GAIN (LOSS).........  $ (597.6)
                                     ========
LOSS AND LAE RATIO.................      90.7%
UNDERWRITING EXPENSE RATIO.........      29.7
                                     --------
COMBINED RATIO.....................     120.4%
                                     ========

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

18. SEGMENT REPORTING (CONTINUED)

                                                                                              TOTAL
                                                                                           REINSURANCE/
                                                                                            INSURANCE     HOLDING CO.
YEAR ENDED DECEMBER 31, 1998                       DICO     RISKPARTNERS   INTERNATIONAL    OPERATIONS      & OTHER      TOTAL
----------------------------                     --------   ------------   -------------   ------------   -----------   --------
REVENUES
GROSS PREMIUMS WRITTEN.........................  $1,888.5      $670.1         $558.9         $3,117.5           --      $3,117.5
                                                 --------      ------         ------         --------        -----      --------
NET PREMIUMS WRITTEN...........................   1,517.9       436.5          452.4          2,406.8           --       2,406.8
                                                 --------      ------         ------         --------        -----      --------
PREMIUMS EARNED................................   1,573.3       392.1          453.5          2,418.9           --       2,418.9
Net investment income..........................        --          --             --            420.7         (3.2)        417.5
Net realized capital gains.....................        --          --             --             92.8           --          92.8
Other income...................................        --          --             --             (0.5)        32.3          31.8
                                                 --------      ------         ------         --------        -----      --------
  Total revenue................................                                               2,931.9         29.1       2,961.0
                                                                                             --------        -----      --------
LOSSES AND EXPENSES
LOSSES AND LAE.................................   1,073.8       273.2          335.4          1,682.4           --       1,682.4
UNDERWRITING EXPENSES..........................     561.3       132.6          122.5            816.4           --         816.4
Interest expense...............................        --          --             --               --         42.2          42.2
Other expense..................................        --          --             --             18.7         79.8          98.5
                                                 --------      ------         ------         --------        -----      --------
  Total losses and expenses....................                                               2,517.5        122.0       2,639.5
                                                                                             --------        -----      --------
  Income before income taxes...................                                                                         $  321.5
                                                                                                                        ========
  UNDERWRITING GAIN (LOSS).....................  $  (61.8)     $(13.7)        $ (4.4)        $  (79.9)
                                                 ========      ======         ======         ========
LOSS AND LAE RATIO.............................      68.2%       69.7%          74.0%            69.6%
UNDERWRITING EXPENSE RATIO.....................      35.7        33.8           27.0             33.7
                                                 --------      ------         ------         --------
COMBINED RATIO.................................     103.9%      103.5%         101.0%           103.3%
                                                 ========      ======         ======         ========

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

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

19. UNAUDITED QUARTERLY FINANCIAL DATA

    Summarized quarterly financial data were as follows:

                                                               2000
                                             -----------------------------------------
                                              FIRST      SECOND     THIRD      FOURTH
                                             --------   --------   --------   --------
Operating Data
  Premiums written.........................  $ 747.7     $770.4     $815.7    $ 877.9
  Premiums earned..........................    750.5      761.0      801.3      927.4
  Losses and LAE...........................    686.3      600.6      626.4      899.6
  Underwriting expenses....................    257.9      232.8      248.0      251.7
  Underwriting loss........................   (193.7)     (72.4)     (73.1)    (223.9)
  Net investment income....................    107.3      111.4      117.7      128.5
  Interest expense.........................     10.6       10.7       10.6       10.9
  Net income (loss) to common
    stockholder............................    (58.9)      22.2       14.0      (41.7)
  Comprehensive income (loss)..............    (29.3)      11.8       80.0     (131.4)

                                                               1999
                                             -----------------------------------------
                                              FIRST      SECOND     THIRD      FOURTH
                                             --------   --------   --------   --------
Operating Data
  Premiums written.........................   $757.5     $667.2     $757.7    $  723.3
  Premiums earned..........................    579.8      676.8      792.9       878.0
  Losses and LAE...........................    396.7      511.3      677.3     1,069.1
  Underwriting expenses....................    210.1      214.0      209.8       236.8
  Underwriting loss........................    (27.0)     (48.5)     (94.2)     (427.9)
  Net investment income....................    107.0      101.7      104.7       101.7
  Interest expense.........................     10.5       10.0       10.8        10.6
  Net income (loss) to common
    stockholder............................     57.0       45.7        4.4      (208.1)
  Comprehensive loss.......................    (20.7)     (45.7)     (52.2)     (245.5)

                                                                      SCHEDULE I

                            AMERICAN RE CORPORATION

                             SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES

                               DECEMBER 31, 2000

                             (DOLLARS IN MILLIONS)

                                                                                       AMOUNT AT
                                                                                      WHICH SHOWN
                                                              AMORTIZED     FAIR        IN THE
TYPE OF INVESTMENT                                              COST       VALUE     BALANCE SHEET
------------------                                            ---------   --------   -------------
FIXED MATURITIES:
  Bonds available for sale:
    U.S. Government and government agencies.................  $  911.7    $  922.0      $  922.0
    States, municipalities and political subdivisions.......   1,087.8     1,096.2       1,096.2
    Mortgage backed securities..............................   1,389.8     1,400.3       1,400.3
    Foreign governments.....................................     328.8       329.6         329.6
    Public utilities........................................     210.9       205.4         205.4
    Corporate bonds.........................................   2,740.4     2,743.7       2,743.7
                                                              --------    --------      --------
      Total bonds available for sale........................   6,669.4     6,697.2       6,697.2
                                                              --------    --------      --------
    Preferred securities....................................      72.3        72.4          72.4
                                                              --------    --------      --------
      Total fixed maturities................................   6,741.7     6,769.6       6,769.6
                                                              --------    --------      --------

EQUITY SECURITIES:
  Common stock:
    Public utilities........................................      11.6        11.9          11.9
    Banks, trust and insurance companies....................      41.6        38.6          38.6
    Industrial and miscellaneous and all other..............     525.1       450.0         450.0
                                                              --------    --------      --------
      Total equity securities...............................     578.3       500.5         500.5
                                                              --------    --------      --------
  Other investments.........................................      16.4        16.4          16.4
                                                              --------    --------      --------
      Total investments.....................................  $7,336.4    $7,286.5      $7,286.5
                                                              ========    ========      ========

                                                                     SCHEDULE II

                            AMERICAN RE CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             (PARENT COMPANY ONLY)

                            CONDENSED BALANCE SHEET

                             (DOLLARS IN MILLIONS)

                                                              DECEMBER 31, 2000   DECEMBER 31, 1999
                                                              -----------------   -----------------
ASSETS
  Investment in subsidiaries................................      $3,171.1            $3,004.5
  Bonds available for sale, at fair value (amortized cost:
    December 31, 2000 and 1999--$13.6 and $116.8,
    respectively)...........................................          13.7               117.3
  Cash......................................................           0.3               121.4
  Deferred financing fees...................................          24.5                25.3
  Current federal income taxes recoverable..................          59.9                55.2
  Other assets..............................................         143.6               111.8
                                                                  --------            --------
    Total assets............................................      $3,413.1            $3,435.5
                                                                  ========            ========

LIABILITIES
  Interest payable..........................................      $    0.8            $    0.9
  Loan from parent..........................................          80.1                  --
  Bank debt--term loan......................................            --                75.0
  Senior notes..............................................         498.5               498.5
  Junior subordinated debt..................................         244.8               244.8
  Other liabilities.........................................         168.8               127.3
                                                                  --------            --------
    Total liabilities.......................................         993.0               946.5
                                                                  --------            --------

STOCKHOLDER'S EQUITY
  Common stock..............................................            --                  --
  Additional paid in capital................................       1,332.4             1,332.4
  Retained earnings.........................................       1,232.2             1,296.6
  Accumulated other comprehensive income (loss).............        (144.5)             (140.0)
                                                                  --------            --------
    Total stockholder's equity..............................       2,420.1             2,489.0
                                                                  --------            --------
    Total liabilities and stockholder's equity..............      $3,413.1            $3,435.5
                                                                  ========            ========

                                                                     SCHEDULE II

                            AMERICAN RE CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             (PARENT COMPANY ONLY)

            CONDENSED STATEMENT OF OPERATIONS AND RETAINED EARNINGS

                             (DOLLARS IN MILLIONS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
REVENUE
  Net investment income.....................................  $   22.6   $    8.6   $    1.4
  Other income..............................................      22.6       25.1       20.5
                                                              --------   --------   --------
    Total...................................................      45.2       33.7       21.9
                                                              --------   --------   --------
EXPENSES
  Interest expense..........................................      63.6       62.7       63.0
  Operating expenses........................................      27.0      (25.9)      27.5
                                                              --------   --------   --------
    Total expenses..........................................      90.6       36.8       90.5
                                                              --------   --------   --------
    Operating loss before federal income taxes..............     (45.4)      (3.1)     (68.6)
Federal income taxes........................................     (15.5)      (0.7)     (23.6)
                                                              --------   --------   --------
    Loss before equity in undistributed net income of
      subsidiaries..........................................     (29.9)      (2.4)     (45.0)
Equity in undistributed net income (loss) of subsidiaries...     (34.5)     (98.6)     271.0
                                                              --------   --------   --------
    Net income (loss) to common stockholder.................     (64.4)    (101.0)     226.0
Retained earnings at beginning of period....................   1,296.6    1,397.6    1,171.6
                                                              --------   --------   --------
Retained earnings at end of period..........................  $1,232.2   $1,296.6   $1,397.6
                                                              ========   ========   ========

                                                                     SCHEDULE II

                            AMERICAN RE CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             (PARENT COMPANY ONLY)

                       CONDENSED STATEMENT OF CASH FLOWS

                             (DOLLARS IN MILLIONS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) to common stockholder...................  $ (64.4)   $(101.0)   $ 226.0
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH PROVIDED BY
  OPERATING ACTIVITIES:
  Equity in undistributed net loss (income) of
    subsidiaries............................................     34.5       98.6     (271.0)
  Increase (decrease) in interest payable...................     (0.1)      (0.3)       0.3
  Increase (decrease) in intercompany payables..............      6.3      (22.1)     (19.3)
  Decrease (increase) in current and deferred federal income
    tax asset...............................................     (4.2)      10.5       35.6
  Increase (decrease) in other, net.........................     52.1      (34.8)      14.9
                                                              -------    -------    -------
    Net cash provided by (used in) operating activities.....     24.2      (49.1)     (13.5)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments available for sale
    Purchases...............................................   (220.3)    (158.8)        --
    Maturities..............................................    117.9         --         --
    Sales...................................................    206.7       41.0         --
                                                              -------    -------    -------
    Net cash provided by (used in) investing activities.....    104.3     (117.8)        --

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividend received from subsidiary.........................       --      260.8       35.0
  Loan from parent..........................................     75.4         --         --
  Repayments of senior bank debt............................    (75.0)        --         --
  Investment in subsidiary..................................   (250.0)        --         --
                                                              -------    -------    -------
    Net cash provided by financing activities...............   (249.6)     260.8       35.0
                                                              -------    -------    -------
    Net increase (decrease) in cash.........................   (121.1)      93.9       21.5
Cash and cash equivalents, beginning of period..............    121.4       27.5        6.0
                                                              -------    -------    -------
Cash and cash equivalents, end of period....................  $   0.3    $ 121.4    $  27.5
                                                              =======    =======    =======

SUPPLEMENTAL CASH FLOW INFORMATION:
  Income taxes paid (refunded), net.........................  $ (47.7)   $ (11.3)   $ (59.3)
  Interest paid.............................................  $  63.6    $  62.7    $  63.0

           SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    AMERICAN RE CORPORATION (PARENT COMPANY)

                    NOTES TO CONDENSED FINANCIAL INFORMATION

    The condensed financial information of American Re Corporation for the years ended December 31, 2000, 1999, and 1998, should be read in conjunction with the consolidated financial statements of American Re Corporation and subsidiaries and the notes thereto. Investment in subsidiaries is accounted for using the equity method of accounting.

                                                                    SCHEDULE III

                              AMERICAN RE CORPORATION
                       SUPPLEMENTAL INSURANCE INFORMATION
                             (DOLLARS IN MILLIONS)

                                                      NET
                                                   BENEFITS,
                                      DEFERRED      LOSSES,                                            CLAIMS
                                       POLICY      CLAIMS AND                              NET       AND CLAIM     AMORTIZATION OF
                                     ACQUISITION      LOSS      UNEARNED     EARNED     INVESTMENT   ADJUSTMENT    DEFERRED POLICY
SEGMENT                                 COSTS       EXPENSES    PREMIUMS    PREMIUMS    INCOME(1)     EXPENSE     ACQUISITION COSTS
-------                              -----------   ----------   ---------   ---------   ----------   ----------   -----------------
YEAR ENDED DECEMBER 31, 2000
  DICO.............................    $183.3       $3,775.3    $  596.9    $1,786.3           --     $1,569.6          $221.9
  RiskPartners.....................      67.4          908.7       179.7       535.5           --        485.1            48.1
  International....................      54.7          955.5       331.6       557.7           --        496.4            47.6
  HealthCare.......................       0.2          151.3        70.7       330.1           --        250.0             0.8
  ARFP.............................      18.2           15.0         1.0        30.2           --         11.8             6.1
  Other............................        --            5.4         0.6         0.4           --           --              --
                                       ------       --------    --------    --------                  --------          ------
  Total............................    $323.8       $5,811.2    $1,180.5    $3,240.2           --     $2,812.9          $324.5
                                       ======       ========    ========    ========                  ========          ======
YEAR ENDED DECEMBER 31, 1999
  DICO.............................    $221.9       $3,822.7    $  748.1    $1,739.9           --     $1,672.2          $235.7
  RiskPartners.....................      48.1          773.1       290.1       508.2           --        426.8            69.9
  International....................      47.6          807.4       157.6       517.0           --        443.9            52.1
  HealthCare.......................       0.8           67.8         2.0       148.8           --        107.6              --
  ARFP.............................       6.1            3.3        24.9        13.4           --          3.9              --
  Other............................        --            5.4         0.7         0.2           --           --              --
                                       ------       --------    --------    --------                  --------          ------
  Total............................    $324.5       $5,479.7    $1,223.4    $2,927.5           --     $2,654.4          $357.7
                                       ======       ========    ========    ========                  ========          ======
YEAR ENDED DECEMBER 31, 1998
  DICO.............................    $235.7       $3,636.4    $  782.6    $1,573.3           --     $1,073.8          $254.1
  RiskPartners.....................      69.9          667.7       325.9       392.1           --        273.2            56.7
  International....................      52.1          760.8       172.0       453.5           --        335.4            45.9
                                       ------       --------    --------    --------                  --------          ------
  Total............................    $357.7       $5,064.9    $1,280.5    $2,418.9           --     $1,682.4          $356.7
                                       ======       ========    ========    ========                  ========          ======


                                     UNDERWRITING   PREMIUMS
SEGMENT                                EXPENSES      WRITTEN
-------                              ------------   ---------
YEAR ENDED DECEMBER 31, 2000
  DICO.............................     $561.4      $1,640.3
  RiskPartners.....................      159.4         589.2
  International....................      163.4         588.0
  HealthCare.......................       97.4         329.1
  ARFP.............................        8.4          64.8
  Other............................        0.4           0.3
                                        ------      --------
  Total............................     $990.4      $3,211.7
                                        ======      ========
YEAR ENDED DECEMBER 31, 1999
  DICO.............................     $512.9      $1,737.6
  RiskPartners.....................      150.7         495.8
  International....................      162.8         511.9
  HealthCare.......................       35.6         123.1
  ARFP.............................        8.4          37.1
  Other............................        0.3           0.2
                                        ------      --------
  Total............................     $870.7      $2,905.7
                                        ======      ========
YEAR ENDED DECEMBER 31, 1998
  DICO.............................     $561.3      $1,517.9
  RiskPartners.....................      132.6         436.5
  International....................      122.5         452.4
                                        ------      --------
  Total............................     $816.4      $2,406.8
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

                                                                     SCHEDULE IV

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                                  REINSURANCE

                   (DOLLARS IN MILLIONS, EXCEPT PERCENTAGES)

                                                       CEDED TO     ASSUMED                  PERCENTAGE
                                             GROSS       OTHER     FROM OTHER     NET        OF AMOUNT
                                             AMOUNT    COMPANIES   COMPANIES     AMOUNT    ASSUMED TO NET
                                            --------   ---------   ----------   --------   --------------
YEAR ENDED DECEMBER 31, 2000:
  Life insurance in force.................   $   --     $   --      $     --    $     --
                                             ======     ======      ========    ========
PREMIUMS:
  Life insurance..........................   $   --     $   --      $     --    $     --          --%
  Accident and health insurance...........       --         --            --          --          --
  Property-liability insurance............    304.9      464.6       3,399.9     3,240.2       104.9
  Title insurance.........................       --         --            --          --          --
                                             ------     ------      --------    --------       -----
    Total Premiums........................   $304.9     $464.6      $3,399.9    $3,240.2       104.9%
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
                                             ======     ======      ========    ========       =====

                                                       CEDED TO     ASSUMED                  PERCENTAGE
                                             GROSS       OTHER     FROM OTHER     NET        OF AMOUNT
                                             AMOUNT    COMPANIES   COMPANIES     AMOUNT    ASSUMED TO NET
                                            --------   ---------   ----------   --------   --------------
YEAR ENDED DECEMBER 31, 1998:
  Life insurance in force.................   $   --     $   --      $     --    $     --
                                             ======     ======      ========    ========
PREMIUMS:
  Life insurance..........................   $   --     $   --      $     --    $     --          --%
  Accident and health insurance...........       --         --            --          --          --
  Property-liability insurance............    194.1      690.0       2,914.8     2,418.9       120.5
  Title insurance.........................       --         --            --          --          --
                                             ------     ------      --------    --------       -----
    Total Premiums........................   $194.1     $690.0      $2,914.8    $2,418.9       120.5%
                                             ======     ======      ========    ========       =====

                                                                     SCHEDULE VI

                      AMERICAN RE CORPORATION AND SUBSIDIARIES
    SUPPLEMENTAL INFORMATION (FOR PROPERTY-CASUALTY INSURANCE UNDERWRITERS)
                             (DOLLARS IN MILLIONS)

                                                    RESERVES FOR     DISCOUNT,
                                       DEFERRED     UNPAID CLAIMS     IF ANY
                                        POLICY       AND CLAIMS      DEDUCTED                                NET
                                      ACQUISITION    ADJUSTMENT     IN PREVIOUS   UNEARNED     EARNED     INVESTMENT
AFFILIATION WITH REGISTRANT              COSTS        EXPENSES        COLUMN      PREMIUMS    PREMIUMS      INCOME
---------------------------           -----------   -------------   -----------   ---------   ---------   ----------
YEAR ENDED DECEMBER 31, 2000
(a) Consolidated property-casualty
    insurance entities..............    $323.8        $8,882.2      Note (1  )    $1,180.5    $3,240.2      $464.9
(b) Unconsolidated property-casualty
    insurance entities..............
                                        ------        --------        -------     --------    --------      ------

YEAR ENDED DECEMBER 31, 1999
(a) Consolidated property-casualty
    insurance entities..............    $324.5        $8,369.0      Note (1  )    $1,223.4    $2,927.5      $415.1
(b) Unconsolidated property-casualty
    insurance entities..............
                                        ------        --------        -------     --------    --------      ------

YEAR ENDED DECEMBER 31, 1998
(a) Consolidated property-casualty
    insurance entities..............    $357.7        $7,334.1      Note (1  )    $1,280.5    $2,418.9      $417.5
(b) Unconsolidated property-casualty
    insurance entities..............
                                        ------        --------        -------     --------    --------      ------

                                          CLAIMS AND
                                             CLAIM
                                          ADJUSTMENT
                                           EXPENSES
                                           INCURRED         AMORTIZATION
                                          RELATED TO:       OF DEFERRED    PAID CLAIMS
                                      -------------------      POLICY      AND CLAIMS
                                      CURRENT     PRIOR     ACQUISITION    ADJUSTMENT    PREMIUMS
AFFILIATION WITH REGISTRANT             YEAR       YEAR        COSTS        EXPENSES      WRITTEN
---------------------------           --------   --------   ------------   -----------   ---------
YEAR ENDED DECEMBER 31, 2000
(a) Consolidated property-casualty
    insurance entities..............  $1,864.3    $948.6       $324.5       $2,481.4     $3,211.7
(b) Unconsolidated property-casualty
    insurance entities..............
                                      --------    ------       ------       --------     --------
YEAR ENDED DECEMBER 31, 1999
(a) Consolidated property-casualty
    insurance entities..............  $2,084.0    $570.4       $357.7       $2,239.6     $2,905.7
(b) Unconsolidated property-casualty
    insurance entities..............
                                      --------    ------       ------       --------     --------
YEAR ENDED DECEMBER 31, 1998
(a) Consolidated property-casualty
    insurance entities..............  $1,620.4    $ 62.0       $356.7       $1,720.3     $2,406.8
(b) Unconsolidated property-casualty
    insurance entities..............
                                      --------    ------       ------       --------     --------

------------------------------

(1) Workers' compensation reserves are discounted at 4.5%. The estimated amount of discount is $832.6, $670.4, and $645.0 as of December 31, 2000, 1999, and
    1998, respectively.

                               INDEX TO EXHIBITS

                                                                                       PAGE NUMBER IN
                                                                                         SEQUENTIAL
                                                                                         NUMBERING
EXHIBIT NO.                                     DESCRIPTION                                SYSTEM
-----------             ------------------------------------------------------------  ----------------
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

             4.2        Form of Amended and Restated Trust Agreement Between the
                        Company and The Bank of New York, as Property Trustee, The
                        Bank of New York (Delaware) as Delaware Trustee, and the
                        Administrative Trustees named therein, relating to the 8 1/2% Cumulative Quarterly Preferred Securities due 2025
                        (including the form of Preferred Securities), is incorporated by reference from Amendment No. 1 to the Company's Form S-3, Registration Statement No. 33-94558,
                        Exhibit 4.2, as filed with the Securities and Exchange
                        Commission on August 21, 1995.

             4.3        Form of Indenture between the Company and The Bank of New
                        York, as Debenture Trustee, relating to the 8 1/2%
                        Cumulative Quarterly Preferred Securities due 2025
                        (including the form of Junior Subordinated Debentures), is incorporated by reference from Amendment No. 1 to the Company's Form S-3, Registration Statement No. 33-94558,
                        Exhibit 4.3, as filed with the Securities and Exchange
                        Commission on August 21, 1995.

             4.4        Form of Guarantee Agreement between the Company and The Bank of New York, as Guarantee Trustee, relating to the 8 1/2%
                        Cumulative Quarterly Preferred Securities due 2025, is
                        incorporated by reference from Amendment No. 1 to the
                        Company's Form S-3, Registration Statement No. 33-94558,
                        Exhibit 4.6, as file with the Securities and Exchange
                        Commission on August 21, 1995.

                                                                                       PAGE NUMBER IN
                                                                                         SEQUENTIAL
                                                                                         NUMBERING
EXHIBIT NO.                                     DESCRIPTION                                SYSTEM
-----------             ------------------------------------------------------------  ----------------
           +10.1        American Re-Insurance Company Supplemental Employees Pension
                        Plan for certain employees of American Re-Insurance Company effective January 1, 1985 and as amended and restated as of
                        January 1, 1992 is incorporated by reference from Amendment
                        No. 2 to the Company's Form S-1, Registration Statement No.
                        33-49110, Exhibit 10.4, as filed with the Securities and
                        Exchange Commission on August 28, 1992.

           +10.2 American Re-Insurance Company Incentive Compensation Plan for officers and other key employees as amended and in effect October 26, 1990 is incorporated by reference from Amendment No. 2 to the Company's Form S-1, Registration
                        Statement No. 33-49110, Exhibit 10.5, as filed with the
                        Securities and Exchange Commission on August 28, 1992.

           +10.3        American Re-Insurance Company Supplemental Incentive Savings
                        Plan for certain employees of American Re-Insurance Company as adopted January 29, 1988 is incorporated by reference
                        from Amendment No. 2 to the Company's Form S-1, Registration
                        Statement No. 33-49110, Exhibit 10.8, as filed with the
                        Securities and Exchange Commission on August 28, 1992.

           +10.4        American Re-Insurance Company Savings Plan for certain
                        employees of American Re-Insurance Company effective October
                        1, 1992 is incorporated by reference from the Company's Form
                        S-1 Registration Statement, No. 33-54938, Exhibit 10.7, as
                        filed with the Securities and Exchange Commission on
                        November 24, 1992.

           +10.5        Amended and Restated American Re-Insurance Company Group
                        Incentive Compensation Plan for officers and other key
                        employees; renamed the American Re-Insurance Company Group
                        Senior Executive Compensation Plan, effective as of January
                        1, 1993, is incorporated by reference from the Company's
                        Form 10-Q, Exhibit 10.89, as filed with the Securities and
                        Exchange Commission on November 15, 1993.

           +10.6        American Re-Insurance Company Group Executive Incentive
                        Compensation Plan, effective as of January 1, 1993, is incorporated by reference from the Company's Form 10-Q
                        Exhibit 10.9, as filed with the Securities and Exchange
                        Commission on November 15, 1993.

           +10.7        Amendment of the American Re-Insurance Company Savings Plan,
                        dated November 18, 1993, is incorporated by referenced from the Company's form S-8, Registration Statement No. 33-76374,
                        Exhibit 4.22, as filed with the Securities and Exchange
                        Commission on March 11,1994.

           +10.8        Amendment of the American Re-Insurance Company Savings Plan
                        dated March 9, 1994 is incorporated by reference from the
                        Company's Form S-8, Registration Statement No. 33-76374,
                        Exhibit 4.23, as filed with the Securities and Exchange
                        Commission on March 11, 1994.

                                                                                       PAGE NUMBER IN
                                                                                         SEQUENTIAL
                                                                                         NUMBERING
EXHIBIT NO.                                     DESCRIPTION                                SYSTEM
-----------             ------------------------------------------------------------  ----------------
           +10.9        American Re-Insurance Company Savings Plan as amended and
                        restated effective as of January 1, 1994 is incorporated by reference from the Company's Form 10-K, Exhibit 10.36, as
                        filed with the Securities and Exchange Commission on March
                        31, 1995.

           +10.10 American Re-Insurance Company Employees Pension Plan as amended and restated effective as of January 1, 1994 is incorporated by reference from the Company's Form 10-K,
                        Exhibit 10.37, as filed with the Securities and Exchange
                        Commission on March 31, 1995.

           +10.11       Form of Employment Agreement between the Company and certain executive officers of the Company is incorporated by
                        reference from the Company's 10-K, Exhibit 10.16, as filed with the Securities and Exchange Commission on March 30,
                        1999.

           +10.12       Senior Executive Special Deferred Compensation Plan is
                        incorporated by reference from the Company's 10-K, Exhibit
                        10.20, as filed with the Securities and Exchange Commission on March 27, 1997.

           +10.13       Long Term Incentive Plan for Executive and Key Employees of
                        the Company is incorporated by reference from the Company's
                        10-K, Exhibit 10.19, as filed with the Securities and
                        Exchange Commission on March 30, 1998.

           +10.14       Long Term Incentive Plan for Board Members and top
                        Executives of Munich Re and it's International Organization.

           *21          Subsidiaries of the Company.

------------------------

*   Filed herewith

+   Management contract or compensation plan or arrangement