Form 10-Q
period 2001-03-31
AMERICAN RE CORP
filed 2001-05-15
CIK 889217

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-Q

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001, OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
         .

                      FOR THE QUARTER ENDED MARCH 31, 2001

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

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE.

        COMMON STOCK--$.01 PAR VALUE                    149.49712
            Description of Class                   Shares Outstanding
                                                   as of May 14, 2001

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            AMERICAN RE CORPORATION
                               INDEX TO FORM 10-Q

                                                                PAGE
                                                              --------
PART I  FINANCIAL INFORMATION

  Item 1--

    Consolidated balance sheets at March 31, 2001
     (unaudited), and December 31, 2000.....................     1

    Consolidated statements of income for the three-month
     periods ended March 31, 2001, and 2000 (unaudited).....     2

    Consolidated statements of cash flows for the
     three-month periods ended March 31, 2001, and 2000
     (unaudited)............................................     3

    Notes to consolidated interim financial statements......     4

  Item 2--

    Management's discussion and analysis of the Company's
     Results of Operations and Financial Condition..........     9

PART II  OTHER INFORMATION..................................    13

PART I. FINANCIAL INFORMATION

                    AMERICAN RE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                              MARCH 31, 2001   DECEMBER 31, 2000
                                                              --------------   -----------------
                                                               (UNAUDITED)
ASSETS:
Investments
  Fixed Maturities
    Bonds available for sale, at fair value (amortized cost:
      March 31, 2001--$6,691.4; December 31,
      2000--$6,669.4).......................................    $ 6,811.1          $ 6,697.2
    Preferred stock available for sale, at fair value
      (amortized cost: March 31, 2001--$72.6; December 31,
      2000--$72.3)..........................................         72.7               72.4
  Equity securities available for sale, at fair value (cost:
    March 31, 2001--$683.2; December 31, 2000--$578.3)......        556.7              500.5
  Other invested assets.....................................         13.9               16.4
Cash and cash equivalents...................................        539.7              607.3
                                                                ---------          ---------
      Total investments and cash............................      7,994.1            7,893.8
Accrued investment income...................................         90.3               86.5
Premiums and other receivables..............................      1,349.6            1,232.2
Deferred policy acquisition costs...........................        308.2              323.8
Reinsurance recoverables on paid and unpaid losses..........      3,190.0            3,198.0
Funds held by ceding companies..............................        712.3              622.4
Prepaid reinsurance premiums................................        141.6              113.9
Deferred federal income taxes...............................        385.0              384.2
Other assets................................................      1,025.0            1,088.0
                                                                ---------          ---------
      Total assets..........................................    $15,196.1          $14,942.8
                                                                =========          =========
LIABILITIES:
Loss and loss adjustment expense reserves...................    $ 8,890.3          $ 8,882.2
Unearned premium reserve....................................      1,226.6            1,180.5
                                                                ---------          ---------
      Total insurance reserves..............................     10,116.9           10,062.7
Loss balances payable.......................................        553.9              414.8
Funds held under reinsurance treaties.......................        442.6              431.3
Loan from parent............................................         74.6               80.1
Senior notes................................................        498.5              498.5
Other liabilities...........................................        852.4              797.8
                                                                ---------          ---------
      Total liabilities.....................................     12,538.9           12,285.2
                                                                ---------          ---------
Company-obligated mandatorily redeemable preferred
  securities of subsidiary trust holding as all of its
  assets Junior Subordinated Debentures.....................        237.5              237.5
                                                                ---------          ---------
STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01 per share; authorized: 1,000
  shares; issued and outstanding: March 31, 2001, and
  December 31, 2000--149.49712 shares.......................           --                 --
Additional paid-in capital..................................      1,332.4            1,332.4
Retained earnings...........................................      1,234.5            1,232.2
Accumulated other comprehensive loss........................       (147.2)            (144.5)
                                                                ---------          ---------
      Total stockholder's equity............................      2,419.7            2,420.1
                                                                ---------          ---------
      Total liabilities, Company-obligated mandatorily
        redeemable preferred securities of subsidiary trust
        and stockholder's equity............................    $15,196.1          $14,942.8
                                                                =========          =========

      See accompanying notes to consolidated interim financial statements.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                                THREE-MONTH PERIOD
                                                                 ENDED MARCH 31,
                                                              ----------------------
                                                                2001          2000
                                                              --------      --------
REVENUE:
  Premiums written..........................................   $881.4        $747.7
  Change in unearned premium reserve........................    (23.5)          2.8
                                                               ------        ------
    Premiums earned.........................................    857.9         750.5
  Net investment income.....................................    122.3         107.3
  Net realized capital gains (losses).......................     (3.6)         13.7
  Other income..............................................      9.0           9.6
                                                               ------        ------
    Total revenue...........................................    985.6         881.1
                                                               ------        ------
LOSSES AND EXPENSES:
  Losses and loss adjustment expenses.......................    667.1         686.3
  Commission expense........................................    214.0         201.3
  Operating expense.........................................     64.3          56.6
  Interest expense..........................................     10.6          10.6
  Other expense.............................................     21.7          21.7
                                                               ------        ------
    Total losses and expenses...............................    977.7         976.5
                                                               ------        ------
    Income (loss) before income taxes and distributions on
      preferred securities of subsidiary trust..............      7.9         (95.4)
  Federal and foreign income taxes..........................      2.3         (39.8)
                                                               ------        ------
    Income (loss) before distributions on preferred
      securities of subsidiary trust........................      5.6         (55.6)
  Distributions on preferred securities of subsidiary trust,
    net of applicable income tax of $1.7....................     (3.3)         (3.3)
                                                               ------        ------
    Net income (loss) to common stockholder.................   $  2.3        $(58.9)
                                                               ======        ======

      See accompanying notes to consolidated interim financial statements.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                                THREE-MONTH PERIOD
                                                                  ENDED MARCH 31,
                                                              -----------------------
                                                                2001           2000
                                                              --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $   2.3        $  (58.9)
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Decrease (increase) in accrued investment income........     (3.8)            2.1
    Increase in premiums and other receivables..............   (117.4)          (24.9)
    Decrease in deferred policy acquisition costs...........     15.6            13.1
    Decrease (increase) in reinsurance recoverables.........      8.0           (84.6)
    Increase in insurance reserves..........................     54.2           196.5
    Increase in current and deferred federal and foreign
      income tax assets.....................................    (24.3)           (1.9)
    Change in other assets and liabilities, net.............    110.3            23.0
    Depreciation expense on property and equipment..........      2.1             2.6
    Net realized capital (gains) losses.....................      3.6           (13.7)
    Change in other, net....................................     24.4            35.0
                                                              -------        --------
      Net cash provided by operating activities.............     75.0            88.3
                                                              -------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments available for sale:
    Purchases...............................................   (997.8)         (744.3)
    Maturities..............................................    129.5            63.3
    Sales...................................................    739.4         1,070.3
  Other investments:
    Purchases...............................................     (2.7)           (0.1)
    Sales...................................................       --            27.9
  Cost of additions to property and equipment...............     (2.3)           (1.1)
                                                              -------        --------
      Net cash provided by (used in) investing activities...   (133.9)          416.0
                                                              -------        --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS...............................................     (8.7)           (1.8)
                                                              -------        --------
      Net increase (decrease) in cash and cash
        equivalents.........................................    (67.6)          502.5
Cash and cash equivalents, beginning of period..............    607.3           597.5
                                                              -------        --------
Cash and cash equivalents, end of period....................  $ 539.7        $1,100.0
                                                              =======        ========

      See accompanying notes to consolidated interim financial statements.

                            AMERICAN RE CORPORATION

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                                 MARCH 31, 2001

                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

    American Re Corporation ("American Re" or the "Company") primarily acts as the holding company for American Re-Insurance Company ("American Re-Insurance"). American Re-Insurance underwrites property and casualty reinsurance in both the domestic and international markets. The Company is a wholly-owned subsidiary of Munich-American Holding Corporation, a Delaware holding company ("MAHC"), which in turn is wholly-owned by Munchener Ruckversicherungs-Gesellschaft Aktiengesellschaft in Munchen ("Munich Re"), a company organized under the laws of Germany.

    The information for the interim periods ended March 31, 2001, and 2000, is unaudited. The interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. Intercompany accounts and transactions have been eliminated. These financial statements should be read in conjunction with the financial statements and related notes in the Company's 2000 Form 10-K.

2.  COMPREHENSIVE INCOME (LOSS)

    The Company experienced a comprehensive loss of $0.4 million for the three-month period ended March 31, 2001, compared to a comprehensive loss of $29.3 million for the same period in 2000. The components of accumulated other comprehensive income (loss) are as follows:

                                                           NET UNREALIZED
                                                            APPRECIATION      NET UNREALIZED
                                                          (DEPRECIATION) OF   LOSS ON FOREIGN
                                                             INVESTMENTS         EXCHANGE        TOTAL
                                                          -----------------   ---------------   --------
Balance at December 31, 1999............................        $(104.8)          $ (35.2)      $(140.0)
    Period change.......................................           39.4              19.9          59.3
      Tax effect........................................          (13.8)             (7.0)        (20.8)
    Reclassification adjustment for gain/loss included
      in net income.....................................          (13.7)               --         (13.7)
      Tax effect........................................            4.8                --           4.8
                                                                -------           -------       -------
Balance at March 31, 2000...............................        $ (88.1)          $ (22.3)      $(110.4)
                                                                =======           =======       =======

Balance at December 31, 2000............................        $ (32.4)          $(112.1)      $(144.5)
    Period change.......................................           39.5             (47.2)         (7.7)
      Tax effect........................................          (13.8)             16.5           2.7
    Reclassification adjustment for gain/loss included
      in net income.....................................            3.6                --           3.6
      Tax effect........................................           (1.3)               --          (1.3)
                                                                -------           -------       -------
Balance at March 31, 2001...............................        $  (4.4)          $(142.8)      $(147.2)
                                                                =======           =======       =======

                            AMERICAN RE CORPORATION

                                 MARCH 31, 2001

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

                                                            THREE-MONTH PERIOD
                                                              ENDED MARCH 31,
                                                            -------------------
                                                              2001       2000
                                                            --------   --------
Premiums written
    Direct................................................  $ 139.7    $  66.5
    Assumed...............................................    876.9      744.8
    Ceded.................................................   (135.2)     (63.6)
                                                            -------    -------
    Net...................................................    881.4      747.7
                                                            =======    =======

Premiums earned
    Direct................................................     98.1       59.9
    Assumed...............................................    867.2      741.5
    Ceded.................................................   (107.4)     (50.9)
                                                            -------    -------
    Net...................................................    857.9      750.5
                                                            =======    =======

Losses incurred
    Direct................................................    115.4       36.8
    Assumed...............................................    644.2      787.8
    Ceded.................................................    (92.5)    (138.3)
                                                            -------    -------
    Net...................................................  $ 667.1    $ 686.3
                                                            =======    =======

4.  SEGMENT REPORTING

    American Re's Domestic Insurance Company Operations ("DICO") primarily deals directly with U.S. insurance companies, rather than through reinsurance intermediaries, by providing them with customized, integrated treaty, facultative and finite risk reinsurance programs on a direct basis. American Re's alternative market strategic business unit, Munich-American
RiskPartners, Inc. ("RiskPartners") provides customized risk transfer, risk sharing, and risk management solutions to self-insured clients worldwide. International Operations ("International") provides treaty, facultative and finite risk reinsurance along with a range of other customized products and services to insurance companies and other entities worldwide. American Re HealthCare ("HealthCare") integrates risk transfer products and specialized services to help insurance companies and self-insureds predict, prevent, and manage catastrophic medical events. American Re Financial Products ("ARFP") provides clients with an array of highly customized financial risk management products and services, including

                            AMERICAN RE CORPORATION

                                 MARCH 31, 2001

                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

4.  SEGMENT REPORTING (CONTINUED)
credit enhancement, entertainment finance, and enterprise risk management. Corporate Underwriting and Other includes certain corporate retrocessional programs and certain prior accident years' losses which are not allocated to the Company's business segments, in addition to the underwriting results of certain business segments that have been aggregated due to materiality. Segment information for the three months ended March 31, 2000, has been restated to reflect the underwriting results of Corporate Underwriting and Other.

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

                            AMERICAN RE CORPORATION
         NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2001
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2001

                                                                                                                        TOTAL
                                                                                                       CORPORATE     REINSURANCE/
                                                                                                      UNDERWRITING    INSURANCE
                                      DICO     RISKPARTNERS   INTERNATIONAL   HEALTHCARE     ARFP       & OTHER       OPERATIONS
                                    --------   ------------   -------------   ----------   --------   ------------   ------------
REVENUES
GROSS PREMIUMS WRITTEN............   $407.5       $262.4         $178.2         $130.0      $33.3         $ 5.2        $1,016.6
                                     ------       ------         ------         ------      -----         -----        --------
NET PREMIUMS WRITTEN..............    376.8        198.2          156.5          126.7       21.0           2.2           881.4
                                     ------       ------         ------         ------      -----         -----        --------
PREMIUMS EARNED...................    406.3        172.7          148.0          122.4        8.2           0.2           857.8
Net investment income.............                                                                                        124.6
Net realized capital gains........                                                                                         (3.7)
Other income......................                                                                                          0.6
                                                                                                                       --------
  Total revenue...................                                                                                        979.3
                                                                                                                       --------

LOSSES AND EXPENSES
LOSSES AND LAE....................    298.6        129.6          145.2           88.2        1.3           4.2           667.1
UNDERWRITING EXPENSE..............    133.3         64.5           44.5           35.3        4.2          (3.6)          278.2
Interest expense..................                                                                                           --
Other expense.....................                                                                                          6.1
                                                                                                                       --------
  Total losses and expenses.......                                                                                        951.4
                                                                                                                       --------

  Income before income taxes......
  UNDERWRITING GAIN (LOSS)........   $(25.6)      $(21.4)        $(41.7)        $ (1.1)     $ 2.7         $(0.4)       $  (87.5)
                                     ======       ======         ======         ======      =====         =====        ========
LOSS AND LAE RATIO................     73.5%        75.1%          98.1%          72.0%      15.7%          N/M            77.8%
UNDERWRITING EXPENSE RATIO........     32.8         37.3           30.1           28.9       51.0           N/M            32.4
                                     ------       ------         ------         ------      -----         -----        --------
COMBINED RATIO....................    106.3%       112.4%         128.2%         100.9%      66.7%          N/M           110.2%
                                     ======       ======         ======         ======      =====         =====        ========


                                    HOLDING
                                    COMPANY
                                    & OTHER     TOTAL
                                    --------   --------
REVENUES
GROSS PREMIUMS WRITTEN............    $ --     $1,016.6
                                      ----     --------
NET PREMIUMS WRITTEN..............      --        881.4
                                      ----     --------
PREMIUMS EARNED...................     0.1        857.9
Net investment income.............    (2.3)       122.3
Net realized capital gains........     0.1         (3.6)
Other income......................     8.4          9.0
                                      ----     --------
  Total revenue...................     6.3        985.6
                                      ----     --------
LOSSES AND EXPENSES
LOSSES AND LAE....................      --        667.1
UNDERWRITING EXPENSE..............     0.1        278.3
Interest expense..................    10.6         10.6
Other expense.....................    15.6         21.7
                                      ----     --------
  Total losses and expenses.......    26.3        977.7
                                      ----     --------
  Income before income taxes......             $    7.9
                                               ========
  UNDERWRITING GAIN (LOSS)........    $0.0     $  (87.5)
                                      ====     ========
LOSS AND LAE RATIO................     N/M         77.8%
UNDERWRITING EXPENSE RATIO........     N/M         32.4
                                      ----     --------
COMBINED RATIO....................     N/M        110.2%
                                      ====     ========

                            AMERICAN RE CORPORATION
         NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2001
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2000

                                                                                                                 CORPORATE
                                                                                                                UNDERWRITING
                                                DICO     RISKPARTNERS   INTERNATIONAL   HEALTHCARE     ARFP       & OTHER
                                              --------   ------------   -------------   ----------   --------   ------------
REVENUES
GROSS PREMIUMS WRITTEN......................  $ 397.8       $166.5         $151.4         $65.5       $30.1        $   --
                                              -------       ------         ------         -----       -----        ------
NET PREMIUMS WRITTEN........................    408.9        112.2          148.6          61.1        16.9            --
                                              -------       ------         ------         -----       -----        ------
PREMIUMS EARNED.............................    439.8        117.7          123.7          60.8         8.4            --
Net investment income.......................
Net realized capital gains..................
Other income................................
  Total revenue.............................
LOSSES AND EXPENSES
LOSSES AND LAE..............................    384.4         95.5          131.8          42.6         7.0          25.0
UNDERWRITING EXPENSE........................    157.7         35.9           43.6          19.2         1.4            --
Interest expense............................
Other expense...............................
  Total losses and expenses.................
  Income (loss) before income taxes.........
  UNDERWRITING GAIN (LOSS)..................  $(102.3)      $(13.7)        $(51.7)        $(1.0)      $ 0.0        $(25.0)
                                              =======       ======         ======         =====       =====        ======
LOSS AND LAE RATIO..........................     87.4%        81.2%         106.5%         70.1%       83.9%          N/M
UNDERWRITING EXPENSE RATIO..................     35.9         30.5           35.2          31.3        16.5           N/M
                                              -------       ------         ------         -----       -----        ------
COMBINED RATIO..............................    123.3%       111.7%         141.7%        101.4%      100.4%          N/M
                                              =======       ======         ======         =====       =====        ======

                                                 TOTAL
                                              REINSURANCE/     HOLDING
                                               INSURANCE       COMPANY
                                               OPERATIONS      & OTHER      TOTAL
                                              ------------   -----------   --------
REVENUES
GROSS PREMIUMS WRITTEN......................     $ 811.3     $       --    $ 811.3
                                                 -------     -----------   -------
NET PREMIUMS WRITTEN........................       747.7             --      747.7
                                                 -------     -----------   -------
PREMIUMS EARNED.............................       750.4            0.1      750.5
Net investment income.......................       101.8            5.5      107.3
Net realized capital gains..................        13.6            0.1       13.7
Other income................................          --            9.6        9.6
                                                 -------     -----------   -------
  Total revenue.............................       865.8           15.3      881.1
                                                 -------     -----------   -------
LOSSES AND EXPENSES
LOSSES AND LAE..............................       686.3             --      686.3
UNDERWRITING EXPENSE........................       257.8            0.1      257.9
Interest expense............................          --           10.6       10.6
Other expense...............................         7.6           14.1       21.7
                                                 -------     -----------   -------
  Total losses and expenses.................       951.7           24.8      976.5
                                                 -------     -----------   -------
  Income (loss) before income taxes.........                               $ (95.4)
                                                                           =======
  UNDERWRITING GAIN (LOSS)..................     $(193.7)    $      0.0    $(193.7)
                                                 =======     ===========   =======
LOSS AND LAE RATIO..........................        91.5%           N/M       91.4%
UNDERWRITING EXPENSE RATIO..................        34.4            N/M       34.4
                                                 -------     -----------   -------
COMBINED RATIO..............................       125.9%           N/M      125.8%
                                                 =======     ===========   =======

MANAGEMENTS' DISCUSSION AND ANALYSIS OF THE COMPANY'S RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2001, COMPARED WITH QUARTER ENDED MARCH 31, 2000

    The Company's net premiums written increased 17.9% to $881.4 million for the quarter ended March 31, 2001, from $747.7 million for the same period in 2000. The increase in net premiums written is primarily due to increased prices in most lines of business and increased writings in facultative reinsurance, healthcare, and the Company's direct insurance operations.

    RiskPartners experienced a 76.6% increase in net premiums written to $198.2 million for the first quarter of 2001, from $112.2 million for the same period in 2000. This increase was primarily attributable to a $44.8 million increase in RiskPartners' direct business, a $22.4 million increase in its treaty business, and a $15.6 million increase in its facultative business. Treaty net premiums writings by HealthCare increased to $126.7 million for the first quarter of 2001, from $61.1 million for the same period in 2000. These increases were partially offset by a 7.9% decrease in DICO net premiums written to $376.8 million for the first quarter of 2001, from $408.9 million for the same period in 2000. This decrease was attributable to a $30.9 million decrease in DICO's finite risk business and a $26.3 million decrease in its treaty business, partially offset by a $21.0 million increase in its facultative writings.

    The Company's net premiums earned increased 14.3% to $857.9 million for the quarter ended March 31, 2001, from $750.5 million for the same period in 2000. The increase in premiums earned was primarily attributable to the increase in net premiums written, offset by the timing of premiums earned on business in force.

    Net losses and LAE incurred decreased 2.8% to $667.1 million for the quarter ended March 31, 2001, from $686.3 million for the same period in 2000. This decrease is primarily attributable to improved market conditions, resulting in lower loss ratios for the current accident year, in addition to lower losses from prior accident years. The Company incurred $24.0 million of catastrophe losses during the quarter ended March 31, 2001, compared to $47.1 million of catastrophe losses for the same period in 2000.

    Underwriting expense, consisting of commission expense plus operating expense, increased 7.9% to $278.3 million for the quarter ended March 31, 2001, from $257.9 million for the same period in 2000. This increase was due to a 6.3% increase in commission expense to $214.0 million for the first quarter of 2001 from $201.3 million for the same period in 2000. This increase was primarily attributable to the increase in premiums earned. Operating expenses increased 13.6% to $64.3 million for the first quarter of 2001 from $56.6 million for the first quarter of 2000.

    The Company experienced an underwriting loss (net premiums earned minus losses and LAE incurred and underwriting expenses) of $87.5 million for the quarter ended March 31, 2001, compared to an underwriting loss of $193.7 million for the same period in 2000. On a GAAP basis, the Company's loss ratio decreased to 77.8% for the first quarter of 2001 from 91.4% for the same period in 2000, while the underwriting expense ratio decreased to 32.4% for the first quarter of 2001 from 34.4% for the same period in 2000. As a result of these changes, the combined ratio for the quarter ended March 31, 2001, decreased to 110.2% from 125.8% for the same period in 2000.

    Pre-tax net investment income increased 14.0% to $122.3 million for the quarter ended March 31, 2001, from $107.3 million for the same period in 2000. The Company's after-tax net investment income increased 3.8% to $79.7 million for the quarter ended March 31, 2001, from $76.8 million for the same period in 2000. This increase is primarily due to an increase in the Company's investments, somewhat offset by a decrease in the investment portfolio's effective after-tax yield.

    The Company realized net capital losses of $3.6 million for the quarter ended March 31, 2001, compared to net capital gains of $13.7 million for the same period in 2000. The 2001 period included capital losses of $8.5 million recognized on the sale of common equities and the write-down of $5.1 million of common equities, as the decline in the fair value of these securities was considered to be other than temporary, offset by capital gains of $10.0 million on the sale of bonds. The 2000 period included capital gains of $27.4 million recognized on the sale of common equities, offset by capital losses of $13.7 million on the sale of bonds.

    Other income decreased 6.3% to $9.0 million for the quarter ended March 31, 2001, from $9.6 million for the same period in 2000. This decrease was primarily attributable to a decrease in revenues from fee subsidiaries. Other expenses remained constant at $21.7 million for each of the quarters ended March 31, 2001 and 2000.

    Income before income taxes and distributions on preferred securities was $7.9 million for the quarter ended March 31, 2001, compared to a loss of $95.4 million for the same period in 2000.

FINANCIAL CONDITION

    Total consolidated assets increased 1.7% to $15,196.1 million at March 31, 2001, from $14,942.8 million at December 31, 2000. Total consolidated liabilities increased 2.1% to $12,538.9 million at March 31, 2001, from $12,285.2 million at December 31, 2000.

    The total financial statement value of investments and cash increased 1.3% to $7,994.1 million at March 31, 2001, from $7,893.8 million at December 31, 2000, primarily due to cash flow from operations for the period, in addition to an increase in the fair value of investments held. The financial statement value of the investment portfolio at March 31, 2001, included a net decrease from amortized cost to fair value of $6.7 million for debt and equity investments, compared to a net decrease of $49.9 million at December 31, 2000. At March 31, 2001, the Company recognized a cumulative unrealized loss of $4.4 million due to the net adjustment to fair value on debt and equity investments, after applicable income tax effects, which was reflected in stockholder's equity as a component of accumulated other comprehensive income. This represents a net increase to stockholder's equity of $28.0 million from the cumulative unrealized loss on debt and equity securities of $32.4 million recognized at December 31, 2000.

    In 2000, American Re-Insurance entered into two securities lending agreements. The first, with State Street Bank and Trust Company involved predominately U.S. Treasury securities, which had a fair value of $359.9 and $218.5 at March 31, 2001 and December 31, 2000, respectively. Under the second agreement with Merrill Lynch, the securities on loan are comprised predominantly of tax-exempt municipal securities, which had a fair value of $916.0 and $904.4 at March 31, 2001 and December 31, 2000, respectively.

    Common stockholder's equity decreased slightly to $2,419.7 million at March 31, 2001, from $2,420.1 million at December 31, 2000. This decrease was attributable to the net income of $2.3 million offset by a $2.7 million decrease in accumulated other comprehensive income, net of tax.

    The Company's insurance/reinsurance subsidiaries' statutory surplus increased to $2,366.5 million at March 31, 2001, from $2,177.1 million at December 31, 2000. This increase is primarily the result of the cumulative effect of changes in accounting principles, resulting from the Codification of Statutory Accounting Principles. Operating leverage, as measured by such subsidiaries' premiums-to-surplus ratio, on an annualized basis was 1.40 to 1 and 1.46 to 1 at March 31, 2001, and December 31, 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    The Company is an insurance holding company whose only material investment is in the capital stock of American Re-Insurance. The Company is dependent on dividends and tax allocation payments, primarily from American Re-Insurance, to meet its short- and long-term liquidity requirements, including its debt service obligations.

    The Company's cash flow from operations may be influenced by a variety of other factors, including cyclical changes in the property and casualty reinsurance market, insurance regulatory initiatives, and changes in general economic conditions. Liquidity requirements are met on a short- and long-term basis by funds provided by operations and from the maturity and the sale of investments. Cash provided by operations primarily consists of premiums collected, investment income, and reinsurance recoverable balances collected, less paid claims (including payments made to commute or settle reinsurance arrangements), retrocession payments, underwriting and interest expenses, QUIPS distributions, and income tax payments. Cash flows provided by operations for the Company were $75.0 million for the three-month period ended March 31, 2001, down 15.0% from $88.3 million for the same period in 2000.

    Cash and cash equivalents were $539.7 million and $607.3 million at March 31, 2001, and December 31, 2000, respectively. Cash and short-term investments are maintained for liquidity purposes and represented 6.8% and 7.7%, respectively, of total financial statement investments and cash on such dates.

MARKET AND INTEREST RATE RISK

    The Company is subject to market risk arising from the potential change in the value of its various financial instruments. These changes may be due to fluctuations in interest and foreign exchange rate and equity prices. The major components of market risk affecting the Company are interest rate, foreign currency and equity risk.

    The Company has both fixed and variable (including mortgage backed securities and collateralized mortgage obligations) income investments with a value of $6,883.8 million at March 31, 2001 that are subject to changes in value due to market interest rates. In addition to interest rate and foreign exchange risk, the Company's common equity portfolio of $556.7 million at March 31, 2001, is subject to changes in value based on changes in equity prices, predominantly in the United States. The Company also has a loan from Munich Re of $74.6 million, Senior Notes of $498.5 million, and QUIPS of $237.5 million. The Munich Re loan is a variable rate loan, while the Senior Notes, and QUIPS are fixed rate instruments.

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

    American Re Capital Markets, Inc. ("ARCM"), a subsidiary of the Company, is a party to certain index-based catastrophe-related swaps with Gold Eagle, a special purpose Bermuda company. Under the terms of the catastrophe swaps, ARCM may receive approximately $182.0 million of potential payments in the event of three types of certain catastrophic events: California earthquakes, Midwest earthquakes, or Eastern and Gulf Coast windstorms. The Company adjusts the catastrophe swaps to fair value using a model pricing based upon interest rate spreads above comparable U.S. Treasury investments, applied to a notional value outstanding of $182.1 million.

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

    NEW YORK. New York has enacted a statute ("New York Holocaust Law") similar to the Florida Holocaust Law. American Re-Insurance and AAIC timely filed reports responsive to the New York Holocaust Law disclosing information voluntarily provided by European insurers in which Munich Re has an investment interest. The New York Insurance Department subsequently requested additional information in connection with Holocaust era insurance, and American Re promptly forwarded these requests to the European insurers which responded directly to the Department. Notwithstanding this, in 2000 the Department threatened to attempt to fine American Re up to $1,000 per day for alleged reporting violations unless Munich Re joins the Holocaust Commission, or agrees to pay alleged Holocaust claims involving companies that Munich Re does not control, or contributes to a humanitarian fund for the benefit of Holocaust survivors, and in April 2000, American Re-Insurance received a letter from the Department's Disciplinary Unit that disciplinary action against American Re-Insurance and/or its officers is being considered. However, no formal action has been taken by the Department to date.

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

    None.

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

Dated: May 14, 2001