Form 10-Q
period 2001-06-30
AMERICAN RE CORP
filed 2001-08-14
CIK 889217

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-Q

                                ---------------

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
           ENDED JUNE 30, 2001, OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
           FROM TO .

FOR THE QUARTER ENDED JUNE 30, 2001               COMMISSION FILE NUMBER 1-11688

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

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE.

     COMMON STOCK - $.01 PAR VALUE                          149.49712
         Description of Class                           Shares Outstanding
                                                      as of August 14, 2001

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            AMERICAN RE CORPORATION

                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION

                                                                                 PAGE
                                                                               --------
Item 1--        Consolidated balance sheets at June 30, 2001 (unaudited),
                 and December 31, 2000......................................          3
                Consolidated statements of income for the three-month and
                 six-month periods ended June 30, 2001, and 2000
                 (unaudited)................................................          4
                Consolidated statements of cash flows for the three-month
                 and six-month periods ended June 30, 2001, and 2000
                 (unaudited)................................................          5
                Notes to consolidated interim financial statements..........          6

Item 2--        Management's discussion and analysis of the Company's
                 Results of Operations and Financial Condition..............         14

PART II.  OTHER INFORMATION.................................................         19

PART 1. FINANCIAL INFORMATION

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                              JUNE 30, 2001   DECEMBER 31, 2000
                                                              -------------   -----------------
                                                               (UNAUDITED)
ASSETS:
Investments
  Fixed Maturities
    Bonds available for sale, at fair value (amortized cost:
      June 30, 2001--$6,857.7; December 31,
        2000--$6,669.4).....................................    $ 6,908.5         $ 6,697.2
    Preferred stock available for sale, at fair value
      (amortized cost:
      June 30, 2001--$72.8; December 31, 2000--$72.3).......         72.7              72.4
  Equity securities available for sale, at fair value (cost:
    June 30, 2001--$679.5; December 31, 2000--$578.3).......        593.2             500.5
  Other invested assets.....................................         10.2              16.4
Cash and cash equivalents...................................        547.7             607.3
                                                                ---------         ---------
        Total investments and cash..........................      8,132.3           7,893.8
Accrued investment income...................................         90.4              86.5
Premiums and other receivables..............................      1,281.4           1,232.2
Deferred policy acquisition costs...........................        314.9             323.8
Reinsurance recoverables on paid and unpaid losses..........      3,320.6           3,198.0
Funds held by ceding companies..............................        718.5             622.4
Prepaid reinsurance premiums................................        121.0             113.9
Deferred federal income taxes...............................        385.0             384.2
Other assets................................................      1,073.7           1,088.0
                                                                ---------         ---------
        Total assets........................................    $15,437.8         $14,942.8
                                                                =========         =========
LIABILITIES:
Loss and loss adjustment expense reserves...................    $ 9,036.4         $ 8,882.2
Unearned premium reserve....................................      1,223.5           1,180.5
                                                                ---------         ---------
        Total insurance reserves............................     10,259.9          10,062.7
Loss balances payable.......................................        495.8             414.8
Funds held under reinsurance treaties.......................        513.2             431.3
Loan from parent............................................         72.2              80.1
Senior notes................................................        498.5             498.5
Other liabilities...........................................        953.3             797.8
                                                                ---------         ---------
        Total liabilities...................................     12,792.9          12,285.2
                                                                ---------         ---------
Company-obligated mandatorily redeemable preferred
  securities of subsidiary trust holding as all of its
  assets Junior Subordinated Debentures.....................        237.5             237.5
                                                                ---------         ---------
STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01 per share; authorized: 1,000
  shares; issued and outstanding: June 30, 2001, and
  December 31, 2000--149.49712 shares.......................           --                --
Additional paid-in capital..................................      1,332.4           1,332.4
Retained earnings...........................................      1,242.6           1,232.2
Accumulated other comprehensive loss........................       (167.6)           (144.5)
                                                                ---------         ---------
        Total stockholder's equity..........................      2,407.4           2,420.1
                                                                ---------         ---------
        Total liabilities, Company-obligated mandatorily
          redeemable Preferred securities of subsidiary
          trust and stockholder's equity....................    $15,437.8         $14,942.8
                                                                =========         =========

      See accompanying notes to consolidated interim financial statements.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                             (DOLLARS IN MILLIONS)

                                  (UNAUDITED)

                                                                  THREE-MONTH
                                                                    PERIOD           SIX-MONTH PERIOD
                                                                ENDED JUNE 30,        ENDED JUNE 30,
                                                              -------------------   -------------------
                                                                2001       2000       2001       2000
                                                              --------   --------   --------   --------
REVENUE:
  Premiums written..........................................   $867.8     $770.4    $1,749.2   $1,518.1
  Change in unearned premium reserve........................    (20.2)      (9.4)      (43.7)      (6.6)
                                                               ------     ------    --------   --------
    Premiums earned.........................................    847.6      761.0     1,705.5    1,511.5
  Net investment income.....................................    113.8      111.4       236.1      218.7
  Net realized capital gains................................      5.3       17.6         1.7       31.3
  Other income..............................................      0.9        6.5         9.9       16.1
                                                               ------     ------    --------   --------
    Total revenue...........................................    967.6      896.5     1,953.2    1,777.6
                                                               ------     ------    --------   --------
LOSSES AND EXPENSES:
  Losses and loss adjustment expenses.......................    661.3      600.6     1,328.4    1,286.9
  Commission expense........................................    181.3      172.5       395.3      373.8
  Operating expense.........................................     72.9       60.3       137.2      116.9
  Interest expense..........................................     10.4       10.7        21.0       21.3
  Other expense.............................................     24.6       20.1        46.3       41.8
                                                               ------     ------    --------   --------
    Total losses and expenses...............................    950.5      864.2     1,928.2    1,840.7
                                                               ------     ------    --------   --------
    Income (loss) before income taxes and distributions on
      preferred securities of subsidiary trust..............     17.1       32.3        25.0      (63.1)
  Federal and foreign income taxes..........................      5.7        6.8         8.0      (33.0)
                                                               ------     ------    --------   --------
    Income (loss) before distributions on preferred
      securities of subsidiary trust........................     11.4       25.5        17.0      (30.1)
  Distributions on preferred securities of subsidiary trust, net of applicable income tax of $1.7 and $3.5,
    respectively............................................     (3.3)      (3.3)       (6.6)      (6.6)
                                                               ------     ------    --------   --------
    Net income (loss) to common stockholder.................   $  8.1     $ 22.2    $   10.4   $  (36.7)
                                                               ======     ======    ========   ========

      See accompanying notes to consolidated interim financial statements.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN MILLIONS)

                                  (UNAUDITED)

                                                              SIX-MONTH PERIOD ENDED
                                                                     JUNE 30,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $    10.4    $   (36.7)
  Adjustments to reconcile net income to net cash Provided
    by operating activities:
    Decrease (increase) in accrued investment income........       (4.5)         2.8
    Decrease (increase) in premiums and other receivables...      (49.2)        12.9
    Decrease (increase) in deferred policy acquisition
      costs.................................................        8.9         (0.7)
    Increase in reinsurance recoverables....................     (122.6)       (97.6)
    Increase in insurance reserves..........................      197.2        227.1
    Decrease (increase) in current and deferred federal and
      foreign income tax assets.............................      (15.5)        (4.1)
    Change in other assets and liabilities, net.............      127.5        (17.0)
    Depreciation expense on property and equipment..........        4.4          2.6
    Net realized capital gains..............................       (1.7)       (31.3)
    Change in other, net....................................       21.8         65.8
                                                              ---------    ---------
      Net cash provided by operating activities.............      176.7        123.8
                                                              ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments available for sale:
    Purchases...............................................   (2,062.6)    (1,834.4)
    Maturities..............................................      372.6        188.4
    Sales...................................................    1,472.1      1,600.3
  Other investments:
    Purchases...............................................       (3.0)        (1.1)
    Sales...................................................        0.1         28.3
  Cost of additions to property and equipment...............       (5.6)         0.2
                                                              ---------    ---------
      Net cash used in investing activities.................     (226.4)       (18.3)
                                                              ---------    ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS...............................................       (9.9)        (4.4)
                                                              ---------    ---------
      Net increase (decrease) in cash and cash
        equivalents.........................................      (59.6)       101.1
Cash and cash equivalents, beginning of period..............      607.3        597.5
                                                              ---------    ---------
Cash and cash equivalents, end of period....................  $   547.7    $   698.6
                                                              =========    =========

      See accompanying notes to consolidated interim financial statements.

                            AMERICAN RE CORPORATION

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                                 JUNE 30, 2001

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

    The information for the interim periods ended June 30, 2001, and 2000, is unaudited. The interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. Intercompany accounts and transactions have been eliminated. These financial statements should be read in conjunction with the financial statements and related notes in the Company's 2000 Form 10-K.

2.  APPLICATION OF NEW ACCOUNTING STANDARD

    In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 142 addresses the initial recognition and measurement of intangible assets acquired either singly or with a group of other assets, as well as the measurement of goodwill and other intangible assets subsequent to their initial acquisition. FAS 142 changes the accounting for goodwill and intangible assets that have indefinite useful lives from an amortization approach to an impairment-only approach that requires that those assets be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without an arbitrary ceiling on their useful lives. FAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001, and is required to be applied at the beginning of an entity's fiscal year. The statement is to be applied to all goodwill and other intangible assets recognized in an entity's financial statements at that date. Impairment losses for goodwill and indefinite lived intangible assets that arise due to the initial application of FAS 142 (resulting from an impairment test) are to be reported as a change in accounting principle. Retroactive application is not permitted. The Company is currently assessing the impact that FAS 142 will have on its consolidated financial statements.

3.  COMPREHENSIVE INCOME (LOSS)

    The Company experienced a comprehensive loss of $12.3 million for the quarter ended June 30, 2001, compared to comprehensive income of $11.8 million for the same period in 2000, and a comprehensive loss of $12.7 million for the six month period ended June 30, 2001, compared to a comprehensive loss of

                            AMERICAN RE CORPORATION

                                 JUNE 30, 2001

                             (DOLLARS IN MILLIONS)

                                  (UNAUDITED)

$17.5 million for the same period in 2000. The components of accumulated other comprehensive income (loss) are as follows:

                                                           NET UNREALIZED
                                                            APPRECIATION      NET UNREALIZED
                                                          (DEPRECIATION) OF   LOSS ON FOREIGN
                                                             INVESTMENTS         EXCHANGE        TOTAL
                                                          -----------------   ---------------   --------
Balance at December 31, 1999............................        $(104.8)          $ (35.2)      $(140.0)
  Period change.........................................           12.7              48.1          60.8
    Tax effect..........................................           (4.4)            (16.8)        (21.2)
  Reclassification adjustment for gain/loss included in
    net income..........................................          (31.3)               --         (31.3)
    Tax effect..........................................           10.9                --          10.9
                                                                -------           -------       -------
Balance at June 30, 2000................................        $(116.9)          $  (3.9)      $(120.8)
                                                                =======           =======       =======

Balance at December 31, 2000............................        $ (32.4)          $(112.1)      $(144.5)
  Period change.........................................           14.5             (48.3)        (33.8)
    Tax effect..........................................           (5.1)             16.9          11.8
  Reclassification adjustment for gain/loss included in
    net income..........................................           (1.7)               --          (1.7)
    Tax effect..........................................            0.6                --           0.6
                                                                -------           -------       -------
Balance at June 30, 2001................................        $ (24.1)          $(143.5)      $(167.6)
                                                                =======           =======       =======

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

                            AMERICAN RE CORPORATION

                                 JUNE 30, 2001

                             (DOLLARS IN MILLIONS)

                                  (UNAUDITED)

loss adjustment expenses are net of reinsurance. Direct, assumed, ceded and net amounts for these items are as follows:

                                                          THREE-MONTH PERIOD     SIX-MONTH PERIOD
                                                            ENDED JUNE 30,        ENDED JUNE 30,
                                                          -------------------   -------------------
                                                            2001       2000       2001       2000
                                                          --------   --------   --------   --------
Premiums written
  Direct................................................  $ 125.7    $  59.7    $  265.4   $  126.2
  Assumed...............................................    938.5      854.3     1,815.4    1,599.1
  Ceded.................................................   (196.4)    (143.6)     (331.6)    (207.2)
                                                          -------    -------    --------   --------
  Net...................................................    867.8      770.4     1,749.2    1,518.1
                                                          =======    =======    ========   ========
Premiums earned
  Direct................................................    136.9       66.1       235.0      126.0
  Assumed...............................................    927.6      846.9     1,794.8    1,588.4
  Ceded.................................................   (216.9)    (152.0)     (324.3)    (202.9)
                                                          -------    -------    --------   --------
  Net...................................................    847.6      761.0     1,705.5    1,511.5
                                                          =======    =======    ========   ========
Losses incurred
  Direct................................................    131.8       63.1       247.2       99.9
  Assumed...............................................    762.8      692.2     1,407.0    1,480.0
  Ceded.................................................   (233.3)    (154.7)     (325.8)    (293.0)
                                                          -------    -------    --------   --------
  Net...................................................  $ 661.3    $ 600.6    $1,328.4   $1,286.9
                                                          =======    =======    ========   ========

5.  SEGMENT REPORTING

    American Re's Domestic Insurance Company Operations ("DICO") primarily deals directly with U.S. insurance companies, rather than through reinsurance intermediaries, by providing them with customized, integrated treaty, facultative and finite risk reinsurance programs on a direct basis. Munich-American RiskPartners provides customized risk transfer, risk sharing, and risk management solutions to alternative market clients worldwide including non-traditional insurance entities such as large commercial insurance buyers and governmental entities. International Operations ("International") provides treaty, facultative and finite risk reinsurance along with a range of other customized products and services to insurance companies and other entities worldwide. American Re HealthCare ("HealthCare") integrates risk transfer products and specialized services to help insurance companies and self-insureds predict, prevent, and manage catastrophic medical events. American Re Financial Products ("ARFP") provides clients with an array of highly customized financial risk management products and services, including credit enhancement, entertainment finance, and enterprise risk management. Corporate Underwriting and Other includes certain corporate retrocessional programs and certain prior accident years' losses which are not allocated to the Company's business segments, in addition to the underwriting results of certain business segments that have been aggregated due to materiality. Segment information for the quarter and six months ended June 30, 2000, has been restated to reflect the underwriting results of Corporate Underwriting and Other.

                            AMERICAN RE CORPORATION

                                 JUNE 30, 2001

                             (DOLLARS IN MILLIONS)

                                  (UNAUDITED)

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

    Elements of underwriting result are BOLD.

                            AMERICAN RE CORPORATION
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

QUARTER ENDED JUNE 30, 2001

                                                           MUNICH-                                               CORPORATE
                                                           AMERICAN                                             UNDERWRITING
                                                DICO     RISKPARTNERS   INTERNATIONAL   HEALTHCARE     ARFP       & OTHER
                                              --------   ------------   -------------   ----------   --------   ------------
REVENUES
GROSS PREMIUMS WRITTEN......................  $ 489.9       $238.7         $180.5         $120.9      $18.3        $ 15.8
                                              -------       ------         ------         ------      -----        ------
NET PREMIUMS WRITTEN........................    448.4        187.7          164.8          115.8       18.0         (67.0)
                                              -------       ------         ------         ------      -----        ------
PREMIUMS EARNED.............................    446.2        192.7          154.6          118.5        8.8         (73.3)
Net investment income.......................
Net realized capital gains..................
Other income................................
  Total revenue.............................
LOSSES AND EXPENSES
LOSSES AND LAE..............................    424.9        171.6          105.8           98.7        9.1        (148.8)
UNDERWRITING EXPENSE........................    121.7         58.5           37.5           31.8        2.9           1.6
Interest expense............................
Other expense...............................
  Total losses and expenses.................
  Income before income taxes................
  UNDERWRITING GAIN (LOSS)..................  $(100.4)      $(37.4)        $ 11.3         $(12.0)     $(3.2)       $ 73.9
                                              =======       ======         ======         ======      =====        ======
LOSS AND LAE RATIO..........................     95.2%        89.0%          68.4%          83.3%     102.6%          N/M
UNDERWRITING EXPENSE RATIO..................     27.3         30.4           24.3           26.8       34.3           N/M
                                              -------       ------         ------         ------      -----        ------
COMBINED RATIO..............................    122.5%       119.4%          92.7%         110.1%     136.9%          N/M
                                              =======       ======         ======         ======      =====        ======

                                                 TOTAL
                                              REINSURANCE/   HOLDING
                                               INSURANCE     COMPANY
                                               OPERATIONS    & OTHER     TOTAL
                                              ------------   --------   --------
REVENUES
GROSS PREMIUMS WRITTEN......................    $1,064.1       $0.1     $1,064.2
                                                --------       ----     --------
NET PREMIUMS WRITTEN........................       867.7        0.1        867.8
                                                --------       ----     --------
PREMIUMS EARNED.............................       847.5        0.1        847.6
Net investment income.......................       114.6       (0.8)       113.8
Net realized capital gains..................         5.2        0.1          5.3
Other income................................        (3.9)       4.8          0.9
                                                --------       ----     --------
  Total revenue.............................       963.4        4.2        967.6
                                                --------       ----     --------
LOSSES AND EXPENSES
LOSSES AND LAE..............................       661.3         --        661.3
UNDERWRITING EXPENSE........................       254.0        0.2        254.2
Interest expense............................          --       10.4         10.4
Other expense...............................         7.2       17.4         24.6
                                                --------       ----     --------
  Total losses and expenses.................       922.5       28.0        950.5
                                                --------       ----     --------
  Income before income taxes................                            $   17.1
                                                                        ========
  UNDERWRITING GAIN (LOSS)..................    $  (67.8)      $(0.1)   $  (67.9)
                                                ========       ====     ========
LOSS AND LAE RATIO..........................        78.0%       N/M         78.0%
UNDERWRITING EXPENSE RATIO..................        30.0        N/M         30.0
                                                --------       ----     --------
COMBINED RATIO..............................       108.0%       N/M        108.0%
                                                ========       ====     ========

                            AMERICAN RE CORPORATION
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

QUARTER ENDED JUNE 30, 2000

                                                             MUNICH-                                               CORPORATE
                                                             AMERICAN                                             UNDERWRITING
                                                  DICO     RISKPARTNERS   INTERNATIONAL   HEALTHCARE     ARFP       & OTHER
                                                --------   ------------   -------------   ----------   --------   ------------
REVENUES
GROSS PREMIUMS WRITTEN........................   $492.4       $190.1         $144.5         $68.0       $18.9     $        --
                                                 ------       ------         ------         -----       -----     -----------
NET PREMIUMS WRITTEN..........................    413.0        136.2          137.9          65.3        17.9              --
                                                 ------       ------         ------         -----       -----     -----------
PREMIUMS EARNED...............................    403.4        134.9          148.1          65.9         8.6              --
Net investment income.........................
Net realized capital gains....................
Other income..................................
  Total revenue...............................
LOSSES AND EXPENSES
LOSSES AND LAE................................    317.4        108.8          120.5          46.9         7.0              --
UNDERWRITING EXPENSE..........................    131.8         41.7           38.8          18.0         2.1              --
Interest expense..............................
Other expense.................................
  Total losses and expenses...................
  Income before income taxes..................
  UNDERWRITING GAIN (LOSS)....................   $(45.8)      $(15.6)        $(11.2)        $ 1.0       $(0.5)    $        --
                                                 ======       ======         ======         =====       =====     ===========
LOSS AND LAE RATIO............................     78.7%        80.6%          81.4%         71.1%       80.1%            N/M
UNDERWRITING EXPENSE RATIO....................     32.7         31.0           26.2          27.4        25.2             N/M
                                                 ------       ------         ------         -----       -----     -----------
COMBINED RATIO................................    111.4%       111.6%         107.6%         98.5%      105.3%            N/M
                                                 ======       ======         ======         =====       =====     ===========

                                                   TOTAL
                                                REINSURANCE/   HOLDING
                                                 INSURANCE     COMPANY
                                                 OPERATIONS    & OTHER     TOTAL
                                                ------------   --------   --------
REVENUES
GROSS PREMIUMS WRITTEN........................     $913.9       $ 0.1      $914.0
                                                   ------       -----      ------
NET PREMIUMS WRITTEN..........................      770.3         0.1       770.4
                                                   ------       -----      ------
PREMIUMS EARNED...............................      760.9         0.1       761.0
Net investment income.........................      104.8         6.6       111.4
Net realized capital gains....................       17.7        (0.1)       17.6
Other income..................................        0.5         6.0         6.5
                                                   ------       -----      ------
  Total revenue...............................      883.9        12.6       896.5
                                                   ------       -----      ------
LOSSES AND EXPENSES
LOSSES AND LAE................................      600.6          --       600.6
UNDERWRITING EXPENSE..........................      232.4         0.4       232.8
Interest expense..............................         --        10.7        10.7
Other expense.................................        5.1        15.0        20.1
                                                   ------       -----      ------
  Total losses and expenses...................      838.1        26.1       864.2
                                                   ------       -----      ------
  Income before income taxes..................                             $ 32.3
                                                                           ======
  UNDERWRITING GAIN (LOSS)....................     $(72.1)      $(0.3)     $(72.4)
                                                   ======       =====      ======
LOSS AND LAE RATIO............................       78.9%        N/M        78.9%
UNDERWRITING EXPENSE RATIO....................       30.5         N/M        30.6
                                                   ------       -----      ------
COMBINED RATIO................................      109.4%        N/M       109.5%
                                                   ======       =====      ======

                            AMERICAN RE CORPORATION
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2001

                                                                                                                      TOTAL
                                               MUNICH-                                               CORPORATE     REINSURANCE/
                                               AMERICAN                                             UNDERWRITING    INSURANCE
                                    DICO     RISKPARTNERS   INTERNATIONAL   HEALTHCARE     ARFP       & OTHER       OPERATIONS
                                  --------   ------------   -------------   ----------   --------   ------------   ------------
REVENUES
GROSS PREMIUMS WRITTEN..........  $ 897.4       $501.1         $358.7         $250.9      $ 51.6       $  21.0       $2,080.7
                                  -------       ------         ------         ------      ------       -------       --------
NET PREMIUMS WRITTEN............    825.2        385.9          321.3          242.5        39.0         (64.8)       1,749.1
                                  -------       ------         ------         ------      ------       -------       --------
PREMIUMS EARNED.................    852.5        365.4          302.6          240.9        17.0         (73.1)       1,705.3
Net investment income...........                                                                                        239.2
Net realized capital gains......                                                                                          1.5
Other income....................                                                                                         (3.3)
                                                                                                                     --------
    Total revenue...............                                                                                      1,942.7
                                                                                                                     --------
LOSSES AND EXPENSES
LOSSES AND LAE..................    723.5        301.2          251.0          186.9        10.4        (144.6)       1,328.4
UNDERWRITING EXPENSE............    255.0        123.0           82.0           67.1         7.1          (2.0)         532.2
Interest expense................                                                                                           --
Other expense...................                                                                                         13.3
                                                                                                                     --------
  Total losses and expenses.....                                                                                      1,873.9
                                                                                                                     --------
  Income before income taxes....
  UNDERWRITING GAIN (LOSS)......  $(126.0)      $(58.8)        $(30.4)        $(13.1)     $ (0.5)      $  73.5       $ (155.3)
                                  =======       ======         ======         ======      ======       =======       ========
LOSS AND LAE RATIO..............     84.9%        82.4%          82.9%          77.6%       60.8%          N/M           77.9%
UNDERWRITING EXPENSE RATIO......     29.9         33.7           27.1           27.8        42.4           N/M           31.2
                                  -------       ------         ------         ------      ------       -------       --------
COMBINED RATIO..................    114.8%       116.1%         110.0%         105.4%      103.2%          N/M          109.1%
                                  =======       ======         ======         ======      ======       =======       ========


                                  HOLDING
                                  COMPANY
                                  & OTHER     TOTAL
                                  --------   --------
REVENUES
GROSS PREMIUMS WRITTEN..........   $ 0.1     $2,080.8
                                   -----     --------
NET PREMIUMS WRITTEN............     0.1      1,749.2
                                   -----     --------
PREMIUMS EARNED.................     0.2      1,705.5
Net investment income...........    (3.1)       236.1
Net realized capital gains......     0.2          1.7
Other income....................    13.2          9.9
                                   -----     --------
    Total revenue...............    10.5      1,953.2
                                   -----     --------
LOSSES AND EXPENSES
LOSSES AND LAE..................      --      1,328.4
UNDERWRITING EXPENSE............     0.3        532.5
Interest expense................    21.0         21.0
Other expense...................    33.0         46.3
                                   -----     --------
  Total losses and expenses.....    54.3      1,928.2
                                   -----     --------
  Income before income taxes....             $   25.0
                                             ========
  UNDERWRITING GAIN (LOSS)......   $(0.1)    $ (155.4)
                                   =====     ========
LOSS AND LAE RATIO..............     N/M         77.9%
UNDERWRITING EXPENSE RATIO......     N/M         31.2
                                   -----     --------
COMBINED RATIO..................     N/M        109.1%
                                   =====     ========

                            AMERICAN RE CORPORATION
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2000

                                                         MUNICH-                                               CORPORATE
                                                         AMERICAN                                             UNDERWRITING
                                              DICO     RISKPARTNERS   INTERNATIONAL   HEALTHCARE     ARFP       & OTHER
                                            --------   ------------   -------------   ----------   --------   ------------
REVENUES
GROSS PREMIUMS WRITTEN....................  $  890.2      $356.6        $  295.9        $133.5      $ 49.0       $   --
                                            --------      ------        --------        ------      ------       ------
NET PREMIUMS WRITTEN......................     821.9       248.4           286.5         126.4        34.8           --
                                            --------      ------        --------        ------      ------       ------
PREMIUMS EARNED...........................     843.2       252.6           271.8         126.7        17.0           --
Net investment income.....................
Net realized capital gains................
Other income..............................
  Total revenue...........................
LOSSES AND EXPENSES
LOSSES AND LAE............................     701.8       204.3           252.3          89.5        14.0         25.0
UNDERWRITING EXPENSE......................     289.5        77.6            82.4          37.2         3.5           --
Interest expense..........................
Other expense.............................
  Total losses and expenses...............
  Income (loss) before income taxes.......
  UNDERWRITING GAIN (LOSS)................  $ (148.1)     $(29.3)       $  (62.9)       $   --      $ (0.5)      $(25.0)
                                            ========      ======        ========        ======      ======       ======
LOSS AND LAE RATIO........................      83.2%       80.9%           92.8%         70.6%       82.0%         N/M
UNDERWRITING EXPENSE RATIO................      34.3        30.7            30.3          29.3        20.9          N/M
                                            --------      ------        --------        ------      ------       ------
COMBINED RATIO............................     117.5%      111.6%          123.1%         99.9%      102.9%         N/M
                                            ========      ======        ========        ======      ======       ======

                                               TOTAL
                                            REINSURANCE/   HOLDING
                                             INSURANCE     COMPANY
                                             OPERATIONS    & OTHER     TOTAL
                                            ------------   --------   --------
REVENUES
GROSS PREMIUMS WRITTEN....................    $1,725.5      $ 0.1     $1,725.3
                                              --------      -----     --------
NET PREMIUMS WRITTEN......................     1,518.0        0.1      1,518.1
                                              --------      -----     --------
PREMIUMS EARNED...........................     1,511.3        0.2      1,511.5
Net investment income.....................       206.6       12.1        218.7
Net realized capital gains................        31.3         --         31.3
Other income..............................         0.5       15.6         16.1
                                              --------      -----     --------
  Total revenue...........................     1,749.7       27.9      1,777.6
                                              --------      -----     --------
LOSSES AND EXPENSES
LOSSES AND LAE............................     1,286.9         --      1,286.9
UNDERWRITING EXPENSE......................       490.2        0.5        490.7
Interest expense..........................          --       21.3         21.3
Other expense.............................        12.7       29.1         41.8
                                              --------      -----     --------
  Total losses and expenses...............     1,789.8       50.9      1,840.7
                                              --------      -----     --------
  Income (loss) before income taxes.......                               (63.1)
                                                                      ========
  UNDERWRITING GAIN (LOSS)................    $ (265.8)     $(0.3)    $ (266.1)
                                              ========      =====     ========
LOSS AND LAE RATIO........................        85.2%       N/M         85.1%
UNDERWRITING EXPENSE RATIO................        32.4        N/M         32.5
                                              --------      -----     --------
COMBINED RATIO............................       117.6%       N/M        117.6%
                                              ========      =====     ========

MANAGEMENTS' DISCUSSION AND ANALYSIS OF THE COMPANY'S RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

ENDED JUNE 30, 2001, COMPARED WITH QUARTER ENDED JUNE 30, 2000

    The Company's net income to its common stockholder was $8.1 million for the quarter ended June 30, 2001, compared to $22.2 million for the same period in 2000. Despite the decline in net income, which was in part the result of higher catastrophe losses, the Company's results benefited from substantially increased prices on much of the business earned in 2001.

    The Company's net premiums written increased 12.6% to $867.8 million for the quarter ended June 30, 2001, from $770.4 million for the same period in 2000. The increase in net premiums written is primarily due to increased prices in most lines of business and increased writings in facultative reinsurance of property/casualty risks and healthcare reinsurance. Net premiums written were affected by additional premiums ceded to the Company's retrocessional programs.

    Munich-American RiskPartners experienced a 37.8% increase in net premiums written to $187.7 million for the second quarter of 2001, from $136.2 million for the same period in 2000. This increase was primarily attributable to a $42.4 million increase in Munich-American RiskPartners' direct business and a $7.1 million increase in its treaty business. Treaty net premiums writings by HealthCare increased to $115.8 million for the second quarter of 2001, from $65.3 million for the same period in 2000. DICO experienced a 8.6% increase in net premiums written to $448.4 million for the second quarter of 2001, from $413.0 million for the same period in 2000. This increase was attributable to a $43.3 million increase in DICO's facultative writings and a $15.0 million increase in its finite risk business, partially offset by a $19.8 million decrease in its treaty business. International also contributed to the increase in net premiums written with a 16.9% increase in treaty writings to $132.4 million for the second quarter of 2001, from $113.3 million for the same period in 2000.

    The Company's net premiums earned increased 11.4% to $847.6 million for the quarter ended June 30, 2001, from $761.0 million for the same period in 2000. The increase in premiums earned was primarily attributable to the increase in net premiums written, offset by the timing of premiums earned on business in force.

    Net losses and LAE incurred increased 10.1% to $661.3 million for the quarter ended June 30, 2001, from $600.6 million for the same period in 2000. This increase is primarily attributable to increased losses resulting from premiums earned and increased catastrophe losses resulting from tropical storm Allison. The Company incurred $45.1 million of catastrophe losses during the quarter ended June 30, 2001, compared to $4.7 million of catastrophe losses for the same period in 2000.

    Underwriting expense, consisting of commission expense plus operating expense, increased 9.2% to $254.2 million for the quarter ended June 30, 2001, from $232.8 million for the same period in 2000. This increase was due to a 5.1% increase in commission expense to $181.3 million for the second quarter of 2001 from $172.5 million for the same period in 2000. This increase was primarily attributable to the increase in premiums earned. Operating expenses increased 20.9% to $72.9 million for the second quarter of 2001 from $60.3 million for the second quarter of 2000. This increase is primarily attributable to increases in general overhead costs, and specifically costs relating to the Company's new business segments.

    The Company experienced an underwriting loss (net premiums earned minus losses and LAE incurred and underwriting expenses) of $67.9 million for the quarter ended June 30, 2001, compared to an underwriting loss of $72.4 million for the same period in 2000. On a GAAP basis, the Company's loss ratio decreased to 78.0% for the second quarter of 2001 from 78.9% for the same period in 2000, while the underwriting expense ratio decreased to 30.0% for the second quarter of 2001 from 30.6% for the same period in 2000. As a result of these changes, the combined ratio for the quarter ended June 30, 2001, decreased to 108.0% from 109.5% for the same period in 2000.

    Pre-tax net investment income increased 2.2% to $113.8 million for the quarter ended June 30, 2001, from $111.4 million for the same period in 2000. This increase is primarily due to the Company's larger base of invested assets and a higher proportion of its portfolio invested in taxable investments, somewhat offset by a decrease in the investment portfolio's effective after-tax yield. The Company's after-tax net investment income decreased 1.7% to $75.9 million for the quarter ended June 30, 2001, from $77.2 million for the same period in 2000.

    The Company realized net capital gains of $5.3 million for the quarter ended June 30, 2001, compared to net capital gains of $17.6 million for the same period in 2000. The 2001 period included capital gains of $7.0 million on the sale of bonds and $1.4 million recognized on the sale of common equities, offset by the write-down of $3.2 million of common equities, as the decline in the fair value of these securities was considered to be other than temporary. The 2000 period included capital gains of $20.5 million recognized on the sale of common equities, offset by capital losses of $2.8 million on the sale of bonds.

    Other income decreased to $0.9 million for the quarter ended June 30, 2001, from $6.5 million for the same period in 2000. This decrease was primarily attributable to a decrease in margin income on underwriting deposit balances. Other expenses increased 22.4% to $24.6 million for the quarter ended June 30, 2001, from $20.1 million for the same period in 2000. This increase is primarily attributable to increased accruals related to the Company's long-term incentive compensation plan.

SIX MONTHS ENDED JUNE 30, 2001, COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000

    For the six months ended June 30, 2001, the Company reported net income to its common stockholder of $10.4 million, compared to a net loss of $36.7 million in the comparable period of 2000. As with the second quarter's results, increased catastrophe losses offset the substantial improvement in prices for much of the business earned this year.

    The Company's net premiums written increased 15.2% to $1,749.2 million for the six months ended June 30, 2001, from $1,518.1 million for the same period in 2000. The increase in net premiums written is primarily due to increased prices in most lines of business and increased writings in treaty and facultative reinsurance of property/casualty risks and healthcare reinsurance. Net premiums written were affected by additional premiums ceded to the Company's retrocessional programs.

    Munich-American RiskPartners experienced a 55.4% increase in net premiums written to $385.9 million for the six months of 2001, from $248.4 million for the same period in 2000. This increase was primarily attributable to a $87.2 million increase in Munich-American RiskPartners' direct business, a $29.5 million increase in its treaty business, and a $15.8 million increase in its facultative business. Treaty net premiums writings by HealthCare increased to $242.5 million for the six months of 2001, from $126.4 million for the same period in 2000. DICO's net premiums written increased 0.4% to $825.2 million for the six months of 2001, from $821.9 million for the same period in 2000. This increase was attributable to a $64.3 million increase in its facultative writings, offset by a $32.0 million decrease in DICO's treaty and finite risk business. This decrease is primarily the result of the cancellation or non-renewal of business that did not meet the Company's underwriting standards.

    The Company's net premiums earned increased 12.8% to $1,705.5 million for the six months ended June 30, 2001, from $1,511.5 million for the same period in 2000. The increase in premiums earned was primarily attributable to the increase in net premiums written, offset by the timing of premiums earned on business in force.

    Net losses and LAE incurred increased 3.2% to $1,328.4 million for the six months ended June 30, 2001, from $1,286.9 million for the same period in 2000. This increase is primarily attributable to increased catastrophe losses resulting from tropical storm Allison and losses resulting from increased net premiums earned, partially offset by improved market conditions, resulting in lower loss ratios for the current accident year. The Company incurred $69.1 million of catastrophe losses during the six months ended June 30, 2001, compared to $51.8 million of catastrophe losses for the same period in 2000.

    Underwriting expense, consisting of commission expense plus operating expense, increased 8.5% to $532.5 million for the six months ended June 30, 2001, from $490.7 million for the same period in 2000. This increase was due to a 5.8% increase in commission expense to $395.3 million for the six months of 2001 from $373.8 million for the same period in 2000. This increase was primarily attributable to the increase in premiums earned. Operating expenses increased 17.4% to $137.2 million for the six months of 2001 from $116.9 million for the same period in 2000. This increase is primarily attributable to increases in general overhead costs, and specifically the costs relating to the Company's new business segments.

    The Company experienced an underwriting loss (net premiums earned minus losses and LAE incurred and underwriting expenses) of $155.4 million for the six months ended June 30, 2001, compared to an underwriting loss of $266.1 million for the same period in 2000. On a GAAP basis, the Company's loss ratio decreased to 77.9% for the six months of 2001 from 85.1% for the same period in 2000, while the underwriting expense ratio decreased to 31.2% for the six months of 2001 from 32.5% for the same period in 2000. As a result of these changes, the combined ratio for the six months ended June 30, 2001, decreased to 109.1% from 117.6% for the same period in 2000.

    Pre-tax net investment income increased 8.0% to $236.1 million for the six months ended June 30, 2001, from $218.7 million for the same period in 2000. This increase is primarily due to the Company's larger base of invested assets and a higher proportion of its portfolio invested in taxable investments, somewhat offset by a decrease in the investment portfolio's effective after-tax yield. The Company's after-tax net investment income increased 1.0% to $155.6 million for the six months ended June 30, 2001, from $154.0 million for the same period in 2000.

    The Company realized net capital gains of $1.7 million for the six months ended June 30, 2001, compared to net capital gains of $31.3 million for the same period in 2000. The 2001 period included capital gains of $16.9 million on the sale of bonds, offset by capital losses of $7.0 million recognized on the sale of common equities and the write-down of $8.3 million of common equities, as the decline in the fair value of these securities was considered to be other than temporary. The 2000 period included capital gains of $47.9 million recognized on the sale of common equities, offset by capital losses of $16.5 million on the sale of bonds.

    Other income decreased 38.5% to $9.9 million for the six months ended
June 30, 2001, from $16.1 million for the same period in 2000. This decrease was primarily attributable to a decrease in revenues from fee subsidiaries and decreased margin income related to underwriting deposit balances. Other expenses increased 10.8% to $46.3 million for the six months ended June 30, 2001, from $41.8 million for the same period in 2000. This increase is primarily due to increased expenses related to fee subsidiaries, in addition to increased accruals related to the Company's long-term incentive compensation plan.

FINANCIAL CONDITION

    Total consolidated assets increased 3.3% to $15,437.8 million at June 30, 2001, from $14,942.8 million at December 31, 2000. Total consolidated liabilities increased 4.1% to $12,792.9 million at June 30, 2001, from $12,285.2 million at December 31, 2000.

    The total financial statement value of investments and cash increased 3.0% to $8,132.3 million at June 30, 2001, from $7,893.8 million at December 31, 2000, primarily due to cash flow from operations for the period, in addition to an increase in the fair value of investments held. The financial statement value of the investment portfolio at June 30, 2001, included a net decrease from amortized cost to fair value of $37.1 million for debt and equity investments, compared to a net decrease of $49.9 million at December 31, 2000. At June 30, 2001, the Company recognized a cumulative unrealized loss of $24.1 million due to the net adjustment to fair value on debt and equity investments, after applicable income tax effects, which was reflected in stockholder's equity as a component of accumulated other comprehensive income. This represents a net increase to stockholder's equity of $8.3 million from the cumulative unrealized loss on debt and equity securities of $32.4 million recognized at December 31, 2000.

    In 2000, American Re-Insurance entered into two securities lending agreements. The first, with State Street Bank and Trust Company involved predominately U.S. Treasury and FNMA securities, which had a fair value of $293.5 million and $218.5 million at June 30, 2001 and December 31, 2000, respectively. Under the second agreement with Merrill Lynch, the securities on loan are comprised predominantly of tax-exempt municipal securities, which had a fair value of $887.2 million and $904.4 million at June 30, 2001 and December 31, 2000, respectively.

    Common stockholder's equity decreased slightly to $2,407.4 million at June 30, 2001, from $2,420.1 million at December 31, 2000. This decrease was attributable to the net income of $10.4 million offset by a $23.1 million decrease in accumulated other comprehensive income, net of tax.

    The Company's insurance/reinsurance subsidiaries' statutory surplus increased to $2,416.9 million at June 30, 2001, from $2,177.1 million at December 31, 2000. This increase is primarily the result of the cumulative effect of changes in accounting principles, resulting from the Codification of Statutory Accounting Principles. Operating leverage, as measured by such subsidiaries' premiums-to-surplus ratio, on an annualized basis was 1.41 to 1 and 1.46 to 1 at June 30, 2001, and December 31, 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    The Company is an insurance holding company whose only material investment is in the capital stock of American Re-Insurance. The Company is dependent on dividends and tax allocation payments, primarily from American Re-Insurance, to meet its short- and long-term liquidity requirements, including its debt service obligations.

    The Company's cash flow from operations may be influenced by a variety of other factors, including cyclical changes in the property and casualty reinsurance market, insurance regulatory initiatives, and changes in general economic conditions. Liquidity requirements are met on a short- and long-term basis by funds provided by operations and from the maturity and the sale of investments. Cash provided by operations primarily consists of premiums collected, investment income, and reinsurance recoverable balances collected, less paid claims (including payments made to commute or settle reinsurance arrangements), retrocession payments, underwriting and interest expenses, QUIPS distributions, and income tax payments. Cash flows provided by operations for the Company were $176.7 million for the six months ended June 30, 2001, up 42.7% from $123.8 million for the same period in 2000.

    Cash and cash equivalents were $547.7 million and $607.3 million at June 30, 2001, and December 31, 2000, respectively. Cash and short-term investments are maintained for liquidity purposes and represented 6.7% and 7.7%, respectively, of total financial statement investments and cash on such dates.

MARKET AND INTEREST RATE RISK

    The Company is subject to market risk arising from the potential change in the value of its various financial instruments. These changes may be due to fluctuations in interest and foreign exchange rate and equity prices. The major components of market risk affecting the Company are interest rate, foreign currency and equity risk.

    The Company has both fixed and variable (including mortgage backed securities and collateralized mortgage obligations) income investments with a value of $6,981.2 million at June 30, 2001 that are subject to changes in value due to market interest rates. In addition to interest rate and foreign exchange risk, the Company's common equity portfolio of $593.2 million at June 30, 2001, is subject to changes in value based on changes in equity prices, predominantly in the United States. The Company also has a loan from Munich Re of $72.2 million, Senior Notes of $498.5 million, and QUIPS of $237.5 million. The Munich Re loan is a variable rate loan, while the Senior Notes, and QUIPS are fixed rate instruments.

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

    American Re Capital Markets, Inc. ("ARCM") is a party to certain index-based catastrophe swaps with Gold Eagle Capital 2001 Ltd., a special purpose Bermuda company ("Gold Eagle"). Under the terms of the catastrophe swaps, ARCM may receive approximately $120.0 million of potential payments from Gold Eagle in the event of modeled losses arising from three types of certain catastrophic events: Midwest earthquakes, or Eastern and Gulf Coast windstorms, all as specifically defined under the catastrophe swaps ("Catastrophes"). Payment amounts under the catastrophe swaps will be determined based upon an index of modeled insurance industry losses from Catastrophes as calculated by Risk Management Solutions, Inc. American Re Securities Corporation, a subsidiary of the Company, acted as placement agent for Gold Eagle in the placement of catastrophe related securities, called Modeled Index Linked Securities(SM) (ModILS (SM)), intended to collateralize any potential payments by Gold Eagle to ARCM under the catastrophe swaps. The ModILS(SM) securities are different from other forms of catastrophe-related securities in that the protection they provide is triggered by the size of an index of modeled insurance industry losses from specified types of catastrophic events, not by the actual losses incurred by the Company.

    The Company adjusts the catastrophe swaps to fair value using a model pricing based upon interest rate spreads above comparable U.S. Treasury investments, applied to a notional value outstanding of $120.0 million.

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

    CALIFORNIA. California has two Holocaust era insurance related statutes. The first purports to permit the suspension of an insurer's license if it or any of its affiliates has failed to pay any claim of Holocaust victims proven to be valid and unpaid. This statute also authorizes the Commissioner to consider an insurer's participation in the Holocaust Commission in deciding whether to suspend the insurer's license. In July, 1999, the California Insurance Department ("CID") initiated an examination and hearing involving the Company's California licensed insurers and Munich Re in order to investigate whether these companies or affiliated companies in Europe had outstanding Holocaust era insurance claims. While the licensees named in the examination and hearing process either were not in existence or did not do business in Europe during the Holocaust era, and Munich Re, as a reinsurer, never issued any insurance policies, the CID sought information on Holocaust era insurance from European insurers in which Munich Re has an indirect investment interest. While the hearing and examination are pending, there are no regulatory actions currently in progress against any of the Company's licensed insurers or Munich Re.

    The second California statute is the Holocaust Victim Insurance Relief Act of 1999 ("California Registry Law") designed to create a publicly accessible registry of Holocaust era policyholder information. The California Registry Law requires California licensed insurers to report Holocaust era policyholder information in their possession or in the possession of their "related companies," as that term is defined in the California Registry Law. The CID interprets this statute to require information even from companies that are not controlled by the licensed insurers or their parent companies. In March, 2000, American Re-Insurance and the American Insurance Association, an insurance trade association, ("AIA") many of whose members are California licensed insurers, initiated litigation in California challenging the validity of the California Registry Law on constitutional and other grounds. In June, 2000, the U.S. District Court for the Eastern District of California issued a preliminary injunction against the CID from enforcing the California Registry Law. Upon appeal by the CID of that decision, the United States Court of Appeals for the Ninth Circuit, in February, 2001, affirmed the preliminary injunction, but rejected the constitutional basis presented in support of the injunction and remanded the case to the District Court for consideration of the constitutional issue of due process as the basis for injunction. The AIA and American Re have petitioned the United States Supreme Court for review of the Court of Appeals ruling. The District Court review of the due process clause is proceeding.

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

    NEW YORK. New York has enacted a statute similar to the Florida Holocaust Law. American Re-Insurance and AAIC timely filed reports responsive to the New York law disclosing information voluntarily provided by European insurers in which Munich Re has an investment interest. The New York Insurance Department subsequently requested additional information in connection with Holocaust era insurance, and American Re promptly forwarded these requests to the European insurers which responded directly to the Department. Notwithstanding this, in 2000 the Department threatened to attempt to fine American Re up to $1,000 per day for alleged reporting violations unless Munich Re joins the Holocaust Commission, or agrees to pay alleged Holocaust claims involving companies that Munich Re does not control, or contributes to a humanitarian fund for the benefit of Holocaust survivors. In April 2000, American Re-Insurance received a letter from the Department's Disciplinary Unit that disciplinary action against American Re-Insurance and/or its officers is being considered. American Re has met with department officials to discuss these issues and to date, no formal administrative action has been taken by the Department.

    WASHINGTON. Washington has enacted a statute similar to the California Registry Law. American Re-Insurance and AAIC have reported to the Washington Insurance Department that they have nothing to report under the statute. The Department has asserted that the companies' report is not in compliance with the law and has indicated that it may initiate enforcement action against American Re. To date, no administrative action has been commenced.

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

                                                                  AMERICAN RE CORPORATION
                                                                        (Registrant)

                                                              /s/ GEORGE T. O'SHAUGHNESSY, JR.
                                                      ------------------------------------------------
                                                                GEORGE T. O'SHAUGHNESSY, JR.
                                                                EXECUTIVE VICE PRESIDENT AND
                                                           CHIEF FINANCIAL AND ACCOUNTING OFFICER

Dated: August 14, 2001