Form 10-Q
period 2001-09-30
AMERICAN RE CORP
filed 2001-11-14
CIK 889217

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

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001, OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM       TO       .

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

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

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO _

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE.

        COMMON STOCK--$.01 PAR VALUE                             149.49712
            Description of Class                            Shares Outstanding
                                                          as of November 14, 2001

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            AMERICAN RE CORPORATION
                               INDEX TO FORM 10-Q

                                                                                  PAGE
                                                                                --------
PART I            FINANCIAL INFORMATION

        Item 1--

                  Consolidated balance sheets at September 30, 2001
                    (unaudited), and December 31, 2000........................      1

                  Consolidated statements of income for the three-month and
                    nine-month periods ended September 30, 2001, and 2000
                    (unaudited)...............................................      2

                  Consolidated statements of cash flows for the three-month
                    and nine-month periods ended September 30, 2001, and 2000
                    (unaudited)...............................................      3

                  Notes to consolidated interim financial statements..........      4

        Item 2--

                  Management's discussion and analysis of the Company's
                    Results of Operations and Financial Condition.............     12

PART II           OTHER INFORMATION...........................................     17

                          PART I. FINANCIAL INFOMATION

                    AMERICAN RE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
                                                               (UNAUDITED)
ASSETS:
Investments
  Fixed Maturities
    Bonds available for sale, at fair value (amortized cost:
      September 30, 2001--$6,924.5; December 31,
        2000--$6,669.4).....................................    $ 7,153.6      $ 6,697.2
    Preferred stock available for sale, at fair value
      (amortized cost:
      September 30, 2001--$72.6; December 31,
        2000--$72.3)........................................         72.3           72.4
  Equity securities available for sale, at fair value (cost:
    September 30, 2001--$706.8; December 31,
    2000--$578.3)...........................................        596.5          500.5
  Other invested assets.....................................         14.7           16.4
Cash and cash equivalents...................................        531.1          607.3
                                                                ---------      ---------
        Total investments and cash..........................      8,368.2        7,893.8
Accrued investment income...................................         95.9           86.5
Premiums and other receivables..............................      1,308.5        1,232.2
Deferred policy acquisition costs...........................        324.4          323.8
Reinsurance recoverables on paid and unpaid losses..........      4,282.1        3,198.0
Funds held by ceding companies..............................        701.2          622.4
Prepaid reinsurance premiums................................        135.6          113.9
Deferred federal income taxes...............................        586.2          384.2
Other assets................................................      1,039.3        1,088.0
                                                                ---------      ---------
        Total assets........................................    $16,841.4      $14,942.8
                                                                =========      =========
LIABILITIES:
Loss and loss adjustment expense reserves...................    $10,706.6      $ 8,882.2
Unearned premium reserve....................................      1,259.7        1,180.5
                                                                ---------      ---------
        Total insurance reserves............................     11,966.3       10,062.7
Loss balances payable.......................................        473.1          414.8
Funds held under reinsurance treaties.......................        584.1          431.3
Loan from parent............................................         77.4           80.1
Senior notes................................................        498.5          498.5
Other liabilities...........................................        986.0          797.8
                                                                ---------      ---------
        Total liabilities...................................     14,585.4       12,285.2
                                                                ---------      ---------
Company-obligated mandatorily redeemable preferred
  securities of subsidiary trust holding as all of its
  assets Junior Subordinated Debentures.....................        237.5          237.5
                                                                ---------      ---------
STOCKHOLDER'S EQUITY:
Common stock, par value: $0.01 per share; authorized: 1,000
  shares; issued and outstanding: September 30, 2001, and
  December 31, 2000--149.49712 shares.......................           --             --
Additional paid-in capital..................................      1,332.4        1,332.4
Retained earnings...........................................        736.1        1,232.2
Accumulated other comprehensive loss........................        (50.0)        (144.5)
                                                                ---------      ---------
        Total stockholder's equity..........................      2,018.5        2,420.1
                                                                ---------      ---------
        Total liabilities, Company-obligated mandatorily
          redeemable preferred securities of subsidiary
          trust and stockholder's equity....................    $16,841.4      $14,942.8
                                                                =========      =========

      See accompanying notes to consolidated interim financial statements.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                          THREE-MONTH PERIOD     NINE-MONTH PERIOD
                                                          ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                          -------------------   -------------------
                                                            2001       2000       2001       2000
                                                          --------   --------   --------   --------
REVENUE:
  Premiums written......................................  $  899.0    $815.7    $2,648.2   $2,333.8
  Change in unearned premium reserve....................     (13.9)    (14.4)      (57.6)     (21.0)
                                                          --------    ------    --------   --------
    Premiums earned.....................................     885.1     801.3     2,590.6    2,312.8
  Net investment income.................................     122.8     117.7       358.9      336.4
  Net realized capital gains (losses)...................     (70.1)     14.7       (68.4)      46.0
  Other income..........................................       8.9       6.8        18.8       22.9
                                                          --------    ------    --------   --------
    Total revenue.......................................     946.7     940.5     2,899.9    2,718.1
                                                          --------    ------    --------   --------
LOSSES AND EXPENSES:
  Losses and loss adjustment expenses...................   1,379.4     626.4     2,707.8    1,913.3
  Commission expense....................................     214.3     184.9       609.6      558.7
  Operating expense.....................................      62.1      63.1       199.3      180.0
  Interest expense......................................      10.2      10.6        31.2       31.9
  Other expense.........................................      31.0      29.6        77.3       71.5
                                                          --------    ------    --------   --------
    Total losses and expenses...........................   1,697.0     914.6     3,625.2    2,755.4
                                                          --------    ------    --------   --------
    Income (loss) before income taxes and distributions
      on preferred securities of subsidiary trust.......    (750.3)     25.9      (725.3)     (37.3)
  Federal and foreign income taxes......................    (247.0)      8.6      (239.0)     (24.4)
                                                          --------    ------    --------   --------
    Income (loss) before distributions on preferred
      securities of subsidiary trust....................    (503.3)     17.3      (486.3)     (12.9)
  Distributions on preferred securities of subsidiary
    trust, net of applicable income tax of $1.7 and
    $5.3, respectively..................................      (3.2)     (3.3)       (9.8)      (9.8)
                                                          --------    ------    --------   --------
    Net income (loss) to common stockholder.............  $ (506.5)   $ 14.0    $ (496.1)  $  (22.7)
                                                          ========    ======    ========   ========

      See accompanying notes to consolidated interim financial statements.

                    AMERICAN RE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                            NINE-MONTH PERIOD ENDED SEPTEMBER 30,
                                                            -------------------------------------
                                                                  2001                2000
                                                            -----------------   -----------------
                                                                         (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).......................................      $  (496.1)          $   (22.7)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Increase in accrued investment income.................          (10.1)               (5.8)
    Decrease (increase) in premiums and other
      receivables.........................................          (76.3)               23.3
    Increase in deferred policy acquisition costs.........           (0.6)               (6.3)
    Increase in reinsurance recoverables..................       (1,084.1)             (150.0)
    Increase in insurance reserves........................        1,903.6               249.0
    Increase in current and deferred federal and foreign
      income tax assets...................................         (259.6)               (4.4)
    Change in other assets and liabilities, net...........          265.9                97.2
    Depreciation expense on property and equipment........            8.5                 7.9
    Net realized capital losses (gains)...................           68.4               (46.0)
    Change in other, net..................................           30.5               109.6
                                                                ---------           ---------
      Net cash provided by operating activities...........          350.1               251.8
                                                                ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments available for sale:
    Purchases.............................................       (2,689.0)           (2,620.6)
    Maturities............................................          504.8               349.5
    Sales.................................................        1,774.7             2,093.3
  Other investments:
    Purchases.............................................           (0.4)               (1.2)
    Sales.................................................            0.3                28.3
  Cost of additions to property and equipment.............          (12.0)               (8.7)
                                                                ---------           ---------
      Net cash used in investing activities...............         (421.6)             (159.4)
                                                                ---------           ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS.............................................           (4.7)               (7.7)
                                                                ---------           ---------
      Net increase (decrease) in cash and cash
        equivalents.......................................          (76.2)               84.7
Cash and cash equivalents, beginning of period............          607.3               597.5
                                                                ---------           ---------
Cash and cash equivalents, end of period..................      $   531.1           $   682.2
                                                                =========           =========

      See accompanying notes to consolidated interim financial statements.

                            AMERICAN RE CORPORATION

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

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

    The information for the interim periods ended September 30, 2001, and 2000, is unaudited. The interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. Intercompany accounts and transactions have been eliminated. These financial statements should be read in conjunction with the financial statements and related notes in the Company's 2000 Form 10-K.

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

3. COMPREHENSIVE INCOME (LOSS)

    The Company experienced a comprehensive loss of $388.9 million for the quarter ended September 30, 2001, compared to comprehensive income of $80.0 million for the same period in 2000, and a comprehensive loss of $401.6 million for the nine month period ended September 30, 2001,

                            AMERICAN RE CORPORATION

                               SEPTEMBER 30, 2001
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

3. COMPREHENSIVE INCOME (LOSS) (CONTINUED) compared to comprehensive income of $62.5 million for the same period in 2000. The components of accumulated other comprehensive income (loss) are as follows:

                                                           NET UNREALIZED
                                                            APPRECIATION      NET UNREALIZED
                                                          (DEPRECIATION) OF   LOSS ON FOREIGN
                                                             INVESTMENTS         EXCHANGE        TOTAL
                                                          -----------------   ---------------   --------
Balance at December 31, 1999............................        $(104.8)          $ (35.2)      $(140.0)
  Period change.........................................          101.9              75.2         177.1
    Tax effect..........................................          (35.7)            (26.3)        (62.0)
  Reclassification adjustment for gain/loss included in
    net income..........................................          (46.0)               --         (46.0)
    Tax effect..........................................           16.1                --          16.1
                                                                -------           -------       -------
Balance at September 30, 2000...........................        $ (68.5)          $  13.7       $ (54.8)
                                                                =======           =======       =======

Balance at December 31, 2000............................        $ (32.4)          $(112.1)      $(144.5)
  Period change.........................................          100.0             (23.1)         76.9
    Tax effect..........................................          (35.0)              8.1         (26.9)
  Reclassification adjustment for gain/loss included in
    net income..........................................           68.4                --          68.4
    Tax effect..........................................          (23.9)               --         (23.9)
                                                                -------           -------       -------
Balance at September 30, 2001...........................        $  77.1           $(127.1)      $ (50.0)
                                                                =======           =======       =======

4. REINSURANCE

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

    Although reinsurance agreements contractually obligate the Company's reinsurers to reimburse it for the agreed-upon portion of its gross paid losses, they do not discharge the primary liability of the Company. The income statement amounts for premiums written, premiums earned and losses and loss

                            AMERICAN RE CORPORATION

                               SEPTEMBER 30, 2001
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

4. REINSURANCE (CONTINUED)
adjustment expenses are net of reinsurance. Direct, assumed, ceded and net amounts for these items are as follows:

                                                       THREE-MONTH PERIOD     NINE-MONTH PERIOD
                                                      ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                      --------------------   --------------------
                                                        2001        2000       2001        2000
                                                      ---------   --------   ---------   --------
Premiums written
  Direct............................................  $    98.4   $ 104.9    $   363.8   $  231.1
  Assumed...........................................    1,000.4     883.1      2,815.8    2,482.2
  Ceded.............................................     (199.8)   (172.3)      (531.4)    (379.5)
                                                      ---------   -------    ---------   --------
  Net...............................................      899.0     815.7      2,648.2    2,333.8
                                                      =========   =======    =========   ========

Premiums earned
  Direct............................................      116.4      96.0        351.4      222.0
  Assumed...........................................      953.9     871.5      2,748.7    2,459.9
  Ceded.............................................     (185.2)   (166.2)      (509.5)    (369.1)
                                                      ---------   -------    ---------   --------
  Net...............................................      885.1     801.3      2,590.6    2,312.8
                                                      =========   =======    =========   ========

Losses incurred
  Direct............................................      129.7      60.1        376.9      160.0
  Assumed...........................................    2,277.8     712.2      3,684.8    2,192.2
  Ceded.............................................   (1,028.1)   (145.9)    (1,353.9)    (438.9)
                                                      ---------   -------    ---------   --------
  Net...............................................  $ 1,379.4   $ 626.4    $ 2,707.8   $1,913.3
                                                      =========   =======    =========   ========

5. SEGMENT REPORTING

    American Re's Domestic Insurance Company Operations ("DICO") primarily deals directly with U.S. insurance companies, rather than through reinsurance intermediaries, by providing them with customized, integrated treaty, facultative and finite risk reinsurance programs on a direct basis. Munich-American RiskPartners provides customized risk transfer, risk sharing, and risk management solutions to alternative market clients worldwide including non-traditional insurance entities such as large commercial insurance buyers and governmental entities. International Operations ("International") provides treaty, facultative and finite risk reinsurance along with a range of other customized products and services to insurance companies and other entities worldwide. American Re HealthCare ("HealthCare") integrates risk transfer products and specialized services to help insurance companies and self-insureds predict, prevent, and manage catastrophic medical events. American Re Financial Products ("ARFP") provides clients with an array of highly customized financial risk management products and services, including credit enhancement, entertainment finance, and enterprise risk management. Corporate Underwriting and Other includes certain corporate retrocessional programs and certain prior accident years' losses which are not allocated to the Company's business segments, in addition to the underwriting results of certain business segments that have been aggregated due to

                            AMERICAN RE CORPORATION

                               SEPTEMBER 30, 2001
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

5. SEGMENT REPORTING (CONTINUED)
materiality. Segment information for the quarter and nine months ended September 30, 2000, has been restated to reflect the underwriting results of Corporate Underwriting and Other.

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

                            AMERICAN RE CORPORATION
         NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2001
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

QUARTER ENDED SEPTEMBER 30, 2001

                                                         MUNICH-                                               CORPORATE
                                                         AMERICAN                                             UNDERWRITING
                                              DICO     RISKPARTNERS   INTERNATIONAL   HEALTHCARE     ARFP       & OTHER
                                            --------   ------------   -------------   ----------   --------   ------------
REVENUES
GROSS PREMIUMS WRITTEN....................  $  435.9      $ 272.7        $ 190.1        $136.1      $ 21.6       $  42.2
                                            --------      -------        -------        ------      ------       -------
NET PREMIUMS WRITTEN......................     430.1        221.5          173.4         135.3        21.6         (83.1)
                                            --------      -------        -------        ------      ------       -------
PREMIUMS EARNED...........................     438.3        218.5          172.8         136.6        12.9         (94.1)
Net investment income.....................
Net realized capital gains................
Other income..............................
  Total revenue...........................
LOSSES AND EXPENSES
LOSSES AND LAE............................   1,104.4        305.2          392.3         103.6        10.1        (536.2)
UNDERWRITING EXPENSE......................     123.1         57.8           42.7          39.0         3.4          10.3
Interest expense..........................
Other expense.............................
  Total losses and expenses...............
  Income before income taxes..............
  UNDERWRITING GAIN (LOSS)................  $ (789.2)     $(144.5)       $(262.2)       $ (6.0)     $ (0.6)      $ 431.8
                                            ========      =======        =======        ======      ======       =======
LOSS AND LAE RATIO........................     252.0%       139.7%         227.0%         75.8%       78.5%          N/M
UNDERWRITING EXPENSE RATIO................      28.1         26.5           24.7          28.6        25.4           N/M
                                            --------      -------        -------        ------      ------       -------
COMBINED RATIO............................     280.1%       166.2%         251.7%        104.4%      103.9%          N/M
                                            ========      =======        =======        ======      ======       =======

                                               TOTAL
                                            REINSURANCE/   HOLDING
                                             INSURANCE     COMPANY
                                             OPERATIONS    & OTHER     TOTAL
                                            ------------   --------   --------
REVENUES
GROSS PREMIUMS WRITTEN....................    $1,098.6      $ 0.2     $1,098.8
                                              --------      -----     --------
NET PREMIUMS WRITTEN......................       898.8        0.2        899.0
                                              --------      -----     --------
PREMIUMS EARNED...........................       885.0        0.1        885.1
Net investment income.....................       116.0        6.8        122.8
Net realized capital gains................       (70.1)        --        (70.1)
Other income..............................         2.4        6.5          8.9
                                              --------      -----     --------
  Total revenue...........................       933.3       13.4        946.7
                                              --------      -----     --------
LOSSES AND EXPENSES
LOSSES AND LAE............................     1,379.4         --      1,379.4
UNDERWRITING EXPENSE......................       276.3        0.1        276.4
Interest expense..........................          --       10.2         10.2
Other expense.............................        11.6       19.4         31.0
                                              --------      -----     --------
  Total losses and expenses...............     1,667.3       29.7      1,697.0
                                              --------      -----     --------
  Income before income taxes..............                            $ (750.3)
                                                                      ========
  UNDERWRITING GAIN (LOSS)................    $ (770.7)     $  --     $ (770.7)
                                              ========      =====     ========
LOSS AND LAE RATIO........................       155.9%       N/M        155.9%
UNDERWRITING EXPENSE RATIO................        31.2        N/M         31.2
                                              --------      -----     --------
COMBINED RATIO............................       187.1%       N/M        187.1%
                                              ========      =====     ========

                            AMERICAN RE CORPORATION
         NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2001
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

QUARTER ENDED SEPTEMBER 30, 2000

                                                             MUNICH-                                               CORPORATE
                                                             AMERICAN                                             UNDERWRITING
                                                  DICO     RISKPARTNERS   INTERNATIONAL   HEALTHCARE     ARFP       & OTHER
                                                --------   ------------   -------------   ----------   --------   ------------
REVENUES
GROSS PREMIUMS WRITTEN........................   $486.2       $226.2         $171.6         $ 90.4      $13.5        $   --
                                                 ------       ------         ------         ------      -----        ------
NET PREMIUMS WRITTEN..........................    444.4        158.6          134.0           87.5       12.4         (21.3)
                                                 ------       ------         ------         ------      -----        ------
PREMIUMS EARNED...............................    465.7        139.3          126.0           87.8        3.8         (21.3)
Net investment income.........................
Net realized capital gains....................
Other income..................................
  Total revenue...............................
LOSSES AND EXPENSES
LOSSES AND LAE................................    372.3        109.4          115.1           70.2       (7.3)        (33.3)
UNDERWRITING EXPENSE..........................    134.5         43.3           42.0           26.2        1.9            --
Interest expense..............................
Other expense.................................
  Total losses and expenses...................
  Income before income taxes..................
  UNDERWRITING GAIN (LOSS)....................   $(41.1)      $(13.4)        $(31.1)        $ (8.6)     $ 9.2        $ 12.0
                                                 ======       ======         ======         ======      =====        ======
LOSS AND LAE RATIO............................     79.9%        78.5%          91.3%          80.0%       N/M           N/M
UNDERWRITING EXPENSE RATIO....................     28.9         31.1           33.3           30.0       48.2           N/M
                                                 ------       ------         ------         ------      -----        ------
COMBINED RATIO................................    108.8%       109.6%         124.6%         110.0%      48.2%          N/M
                                                 ======       ======         ======         ======      =====        ======

                                                   TOTAL
                                                REINSURANCE/   HOLDING
                                                 INSURANCE     COMPANY
                                                 OPERATIONS    & OTHER     TOTAL
                                                ------------   --------   --------
REVENUES
GROSS PREMIUMS WRITTEN........................     $987.9       $ 0.1      $988.0
                                                   ------       -----      ------
NET PREMIUMS WRITTEN..........................      815.6         0.1       815.7
                                                   ------       -----      ------
PREMIUMS EARNED...............................      801.3          --       801.3
Net investment income.........................      111.1         6.6       117.7
Net realized capital gains....................       14.8        (0.1)       14.7
Other income..................................       (0.6)        7.4         6.8
                                                   ------       -----      ------
  Total revenue...............................      926.6        13.9       940.5
                                                   ------       -----      ------
LOSSES AND EXPENSES
LOSSES AND LAE................................      626.4          --       626.4
UNDERWRITING EXPENSE..........................      247.9         0.1       248.0
Interest expense..............................         --        10.6        10.6
Other expense.................................        5.7        23.9        29.6
                                                   ------       -----      ------
  Total losses and expenses...................      880.0        34.6       914.6
                                                   ------       -----      ------
  Income before income taxes..................                             $ 25.9
                                                                           ======
  UNDERWRITING GAIN (LOSS)....................     $(73.0)      $(0.1)     $(73.1)
                                                   ======       =====      ======
LOSS AND LAE RATIO............................       78.1%        N/M        78.1%
UNDERWRITING EXPENSE RATIO....................       31.0         N/M        31.0
                                                   ------       -----      ------
COMBINED RATIO................................      109.1%        N/M       109.1%
                                                   ======       =====      ======

                            AMERICAN RE CORPORATION
         NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2001
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                         MUNICH-                                               CORPORATE
                                                         AMERICAN                                             UNDERWRITING
                                              DICO     RISKPARTNERS   INTERNATIONAL   HEALTHCARE     ARFP       & OTHER
                                            --------   ------------   -------------   ----------   --------   ------------
REVENUES
GROSS PREMIUMS WRITTEN....................  $1,333.3      $ 773.8       $  548.8        $387.0      $ 73.2       $  63.2
                                            --------      -------       --------        ------      ------       -------
NET PREMIUMS WRITTEN......................   1,255.3        607.4          494.7         377.8        60.6        (147.9)
                                            --------      -------       --------        ------      ------       -------
PREMIUMS EARNED...........................   1,290.8        583.9          475.4         377.5        29.9        (167.2)
Net investment income.....................
Net realized capital gains................
Other income..............................
  Total revenue...........................
LOSSES AND EXPENSES
LOSSES AND LAE............................   1,827.9        606.4          643.3         290.5        20.5        (680.8)
UNDERWRITING EXPENSE......................     378.1        180.8          124.7         106.1        10.5           8.3
Interest expense..........................
Other expense.............................
  Total losses and expenses...............
  Income before income taxes..............
  UNDERWRITING GAIN (LOSS)................  $ (915.2)     $(203.3)      $ (292.6)       $(19.1)     $ (1.1)      $ 505.3
                                            ========      =======       ========        ======      ======       =======
LOSS AND LAE RATIO........................     141.6%       103.8%         135.3%         77.0%       68.5%          N/M
UNDERWRITING EXPENSE RATIO................      29.3         31.0           26.2          28.1        35.0           N/M
                                            --------      -------       --------        ------      ------       -------
COMBINED RATIO............................     170.9%       134.8%         161.5%        105.1%      103.5%          N/M
                                            ========      =======       ========        ======      ======       =======

                                               TOTAL
                                            REINSURANCE/   HOLDING
                                             INSURANCE     COMPANY
                                             OPERATIONS    & OTHER     TOTAL
                                            ------------   --------   --------
REVENUES
GROSS PREMIUMS WRITTEN....................    $3,179.3      $ 0.3     $3,179.6
                                              --------      -----     --------
NET PREMIUMS WRITTEN......................     2,647.9        0.3      2,648.2
                                              --------      -----     --------
PREMIUMS EARNED...........................     2,590.3        0.3      2,590.6
Net investment income.....................       355.2        3.7        358.9
Net realized capital gains................       (68.6)       0.2        (68.4)
Other income..............................        (0.9)      19.7         18.8
                                              --------      -----     --------
  Total revenue...........................     2,876.0       23.9      2,899.9
                                              --------      -----     --------
LOSSES AND EXPENSES
LOSSES AND LAE............................     2,707.8         --      2,707.8
UNDERWRITING EXPENSE......................       808.5        0.4        808.9
Interest expense..........................          --       31.2         31.2
Other expense.............................        24.9       52.4         77.3
                                              --------      -----     --------
  Total losses and expenses...............     3,541.2       84.0      3,625.2
                                              --------      -----     --------
  Income before income taxes..............                            $ (725.3)
                                                                      ========
  UNDERWRITING GAIN (LOSS)................    $ (926.0)     $(0.1)    $ (926.1)
                                              ========      =====     ========
LOSS AND LAE RATIO........................       104.5%       N/M        104.5%
UNDERWRITING EXPENSE RATIO................        31.2        N/M         31.2
                                              --------      -----     --------
COMBINED RATIO............................       135.7%       N/M        135.7%
                                              ========      =====     ========

                            AMERICAN RE CORPORATION
         NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2001
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                          MUNICH-                                               CORPORATE
                                                          AMERICAN                                             UNDERWRITING
                                               DICO     RISKPARTNERS   INTERNATIONAL   HEALTHCARE     ARFP       & OTHER
                                             --------   ------------   -------------   ----------   --------   ------------
REVENUES
GROSS PREMIUMS WRITTEN.....................  $1,376.4      $582.8        $  467.5        $223.9      $62.5        $   --
                                             --------      ------        --------        ------      -----        ------
NET PREMIUMS WRITTEN.......................   1,301.0       414.7           420.5         213.9       47.2         (63.7)
                                             --------      ------        --------        ------      -----        ------
PREMIUMS EARNED............................   1,343.5       399.7           397.8         214.5       20.8         (63.7)
Net investment income......................
Net realized capital gains.................
Other income...............................
  Total revenue............................
LOSSES AND EXPENSES
LOSSES AND LAE.............................   1,128.8       325.8           367.4         159.7        6.7         (75.1)
UNDERWRITING EXPENSE.......................     424.0       120.9           124.4          63.4        5.4            --
Interest expense...........................
Other expense..............................
  Total losses and expenses................
  Income (loss) before income taxes........
  UNDERWRITING GAIN (LOSS).................  $ (209.3)     $(47.0)       $  (94.0)       $ (8.6)     $ 8.7        $ 11.4
                                             ========      ======        ========        ======      =====        ======
LOSS AND LAE RATIO.........................      84.0%       81.5%           92.4%         74.5%      32.2%          N/M
UNDERWRITING EXPENSE RATIO.................      31.5        30.3            31.3          29.5       25.9           N/M
                                             --------      ------        --------        ------      -----        ------
COMBINED RATIO.............................     115.5%      111.8%          123.7%        104.0%      58.1%          N/M
                                             ========      ======        ========        ======      =====        ======

                                                TOTAL
                                             REINSURANCE/   HOLDING
                                              INSURANCE     COMPANY
                                              OPERATIONS    & OTHER     TOTAL
                                             ------------   --------   --------
REVENUES
GROSS PREMIUMS WRITTEN.....................    $2,713.1      $ 0.2     $2,713.3
                                               --------      -----     --------
NET PREMIUMS WRITTEN.......................     2,333.6        0.2      2,333.8
                                               --------      -----     --------
PREMIUMS EARNED............................     2,312.6        0.2      2,312.8
Net investment income......................       317.7       18.7        336.4
Net realized capital gains.................        46.1       (0.1)        46.0
Other income...............................        (0.1)      23.0         22.9
                                               --------      -----     --------
  Total revenue............................     2,676.3       41.8      2,718.1
                                               --------      -----     --------
LOSSES AND EXPENSES
LOSSES AND LAE.............................     1,913.3         --      1,913.3
UNDERWRITING EXPENSE.......................       738.1        0.6        738.7
Interest expense...........................          --       31.9         31.9
Other expense..............................        18.5       53.0         71.5
                                               --------      -----     --------
  Total losses and expenses................     2,669.9       85.5      2,755.4
                                               --------      -----     --------
  Income (loss) before income taxes........                               (37.3)
                                                                       --------
  UNDERWRITING GAIN (LOSS).................    $ (338.8)     $(0.4)    $ (339.2)
                                               ========      =====     ========
LOSS AND LAE RATIO.........................        82.7%       N/M         82.7%
UNDERWRITING EXPENSE RATIO.................        32.0        N/M         32.0
                                               --------      -----     --------
COMBINED RATIO.............................       114.7%       N/M        114.7%
                                               ========      =====     ========

             MANAGEMENTS' DISCUSSION AND ANALYSIS OF THE COMPANY'S
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2001, COMPARED WITH QUARTER ENDED SEPTEMBER 30, 2000

    The Company's net loss to its common stockholder was $506.5 million for the quarter ended September 30, 2001, compared to net income of $14.0 million for the same period in 2000. Contributing to the net loss for the period were $485.4 million of catastrophe losses, principally from the terrorist attacks at the World Trade Center, the Pentagon and various airlines on September 11, 2001. The Company's estimated losses from these events were based on an assessment of individual reinsurance treaties and facultative certificates and program business. They include losses incurred but not reported, in addition to estimated loss adjustment expenses related to the settlement of claims. Net losses from the terrorist attacks were estimated to be $474.1 million, net of $769.8 million of reinsurance recoverables, including $507.7 million recoverable from Munich Re. These losses effected the Company's operation segments as follows:

DICO.......................................................  $ 730.8
Munich-American RiskPartners...............................    125.2
International..............................................    228.9
Corporate Underwriting & Other.............................   (610.8)
                                                             -------
  Total net loss...........................................  $ 474.1
                                                             =======

    Corporate Underwriting & Other reflects the effect of loss recoveries recognized on the Company's catastrophe and other corporate retrocessional programs. These loss recoveries are not allocated to individual operating segments.

    The Company's net premiums written increased 10.2% to $899.0 million for the quarter ended September 30, 2001, from $815.7 million for the same period in 2000. The increase in net premiums written is primarily due to increased prices in most lines of business and increased writings in facultative and international treaty reinsurance of property/casualty risks, and healthcare reinsurance.

    The Company's net premiums earned increased 10.5% to $885.1 million for the quarter ended September 30, 2001, from $801.3 million for the same period in 2000. The increase in premiums earned was primarily attributable to the increase in net premiums written.

    Net losses and LAE incurred increased 120.2% to $1,379.4 million for the quarter ended September 30, 2001, from $626.4 million for the same period in 2000. In addition to the losses from the September 11 events, the Company recognized $327.1 million of adverse loss development for recent accident years on its domestic business in the quarter ended September 30, 2001. This adverse development was primarily due to losses in the Company's general liability, auto liability and workers compensation lines of business. The Company incurred
$7.9 million of catastrophe losses during the quarter ended September 30, 2000.

    Underwriting expense, consisting of commission expense plus operating expense, increased 11.5% to $276.4 million for the quarter ended September 30, 2001, from $248.0 million for the same period in 2000. This increase was due to a 15.9% increase in commission expense to $214.3 million for the third quarter of 2001 from $184.9 million for the same period in 2000. This increase was primarily attributable to the increase in premiums earned. Operating expenses decreased 1.6% to $62.1 million for the third quarter of 2001 from $63.1 million for the third quarter of 2000.

    The Company experienced an underwriting loss (net premiums earned minus losses and LAE incurred and underwriting expenses) of $770.7 million for the quarter ended September 30, 2001, compared to an underwriting loss of $73.1 million for the same period in 2000. The Company's loss ratio increased to 155.9% for the third quarter of 2001 from 78.1% for the same period in 2000, while the underwriting expense ratio increased to 31.2% for the third quarter of 2001 from 31.0% for the same period in 2000. As a result of these changes, the combined ratio for the quarter ended September 30, 2001, increased to 187.1% from 109.1% for the same period in 2000.

    Pre-tax net investment income increased 4.3% to $122.8 million for the quarter ended September 30, 2001, from $117.7 million for the same period in 2000. This increase is primarily due to the Company's larger base of invested assets and a higher proportion of its portfolio invested in taxable investments, somewhat offset by a decrease in the investment portfolio's effective yield.

    The Company realized net capital losses of $70.1 million for the quarter ended September 30, 2001, compared to net capital gains of $14.7 million for the same period in 2000. The 2001 period included the write-down of $75.1 million of common equities, as the decline in the fair value of these securities was considered to be other than temporary, offset by capital gains of $4.6 million on the sale of bonds and $0.7 million recognized on the sale of common equities. The 2000 period included capital gains of $8.5 million recognized on the sale of bonds and $6.2 million on the sale of common equities.

    Other income increased 30.9% to $8.9 million for the quarter ended
September 30, 2001, from $6.8 million for the same period in 2000. This increase was primarily attributable to an increase in margin income on underwriting deposit balances. Other expenses increased 4.7% to $31.0 million for the quarter ended September 30, 2001, from $29.6 million for the same period in 2000. This increase is primarily attributable to increased pension and retirement benefit expenses.

NINE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED WITH NINE MONTHS ENDED
  SEPTEMBER 30, 2000

    For the nine months ended September 30, 2001, the Company reported net loss to its common stockholder of $496.1 million, compared to a net loss of $22.7 million in the comparable period of 2000. Contributing to the net loss for the period were $554.5 million of catastrophe losses, principally from the terrorist attacks of September 11.

    The Company's net premiums written increased 13.5% to $2,648.2 million for the nine months ended September 30, 2001, from $2,333.8 million for the same period in 2000. The increase in net premiums written is primarily due to increased prices in most lines of business and increased writings in treaty and facultative reinsurance of property/casualty risks, and healthcare reinsurance.

    The Company's net premiums earned increased 12.0% to $2,590.6 million for the nine months ended September 30, 2001, from $2,312.8 million for the same period in 2000. The increase in premiums earned was primarily attributable to the increase in net premiums written, offset by the timing of premiums earned on business in force.

    Net losses and LAE incurred increased 41.5% to $2,707.8 million for the nine months ended September 30, 2001, from $1,913.3 million for the same period in 2000. The 2001 period was affected by the catastrophes and adverse loss development for recent accident years as previously discussed. The Company incurred $59.6 million of catastrophe losses during the nine months ended September 30, 2000.

    Underwriting expense, consisting of commission expense plus operating expense, increased 9.5% to $808.9 million for the nine months ended
September 30, 2001, from $738.7 million for the same period in 2000. This increase was due to a 9.1% increase in commission expense to $609.6 million for the nine months of 2001 from $558.7 million for the same period in 2000. This increase was primarily attributable to the increase in premiums earned. This was somewhat offset by a decrease in assumed commissions incurred, due to a lower percentage of quota share treaty business earned in the 2001 period. Operating expenses increased 10.7% to $199.3 million for the nine months ended

September 30, 2001 from $180.0 million for the same period in 2000. This increase was primarily attributable to increases in general overhead costs relating to the Company's new business segments.

    The Company experienced an underwriting loss (net premiums earned minus losses and LAE incurred and underwriting expenses) of $926.1 million for the nine months ended September 30, 2001, compared to an underwriting loss of $339.2 million for the same period in 2000. The Company's loss ratio increased to 104.5% for the nine months of 2001 from 82.7% for the same period in 2000, while the underwriting expense ratio decreased to 31.2% for the nine months of 2001 from 32.0% for the same period in 2000. As a result of these changes, the combined ratio for the nine months ended September 30, 2001, increased to 135.7% from 114.7% for the same period in 2000.

    Pre-tax net investment income increased 6.7% to $358.9 million for the nine months ended September 30, 2001, from $336.4 million for the same period in 2000. This increase is primarily due to the Company's larger base of invested assets and a higher proportion of its portfolio invested in taxable investments, somewhat offset by a decrease in the investment portfolio's effective after-tax yield.

    The Company realized net capital losses of $68.4 million for the nine months ended September 30, 2001, compared to net capital gains of $46.0 million for the same period in 2000. The 2001 period included the write-down of $83.4 million of common equities, as the decline in the fair value of these securities was considered to be other than temporary, offset by capital gains of $21.4 million on the sale of bonds, offset by capital losses of $6.3 million recognized on the sale of common equities. The 2000 period included capital gains of $54.1 million recognized on the sale of common equities, offset by capital losses of $8.0 million on the sale of bonds.

    Other income decreased 17.9% to $18.8 million for the nine months ended September 30, 2001, from $22.9 million for the same period in 2000. This decrease was primarily attributable to a decrease in revenues from fee subsidiaries. Other expenses increased 8.1% to $77.3 million for the nine months ended September 30, 2001, from $71.5 million for the same period in 2000. This increase is primarily attributable to increased pension and retirement benefit expenses.

FINANCIAL CONDITION

    Total consolidated assets increased 12.7% to $16,841.4 million at September 30, 2001, from $14,942.8 million at December 31, 2000. Total consolidated liabilities increased 18.7% to $14,585.4 million at September 30, 2001, from $12,285.2 million at December 31, 2000.

    The total financial statement value of investments and cash increased 6.0% to $8,368.2 million at September 30, 2001, from $7,893.8 million at December 31, 2000, primarily due to cash flow from operations for the period, in addition to an increase in the fair value of investments held. The financial statement value of the investment portfolio at September 30, 2001, included a net increase from amortized cost to fair value of $118.6 million for debt and equity investments, compared to a net decrease of $49.9 million at December 31, 2000. At September 30, 2001, the Company recognized a cumulative unrealized gain of $77.1 million due to the net adjustment to fair value on debt and equity investments, after applicable income tax effects, which was reflected in stockholder's equity as a component of accumulated other comprehensive income. This represents a net increase to stockholder's equity of $109.5 million from the cumulative unrealized loss on debt and equity securities of $32.4 million recognized at December 31, 2000.

    In 2000, American Re-Insurance entered into two securities lending agreements. The first, with State Street Bank and Trust Company involved predominately U.S. Treasury and FNMA securities, which had a fair value of $427.6 million and $218.5 million at September 30, 2001 and December 31, 2000, respectively. Under the second agreement with Merrill Lynch, the securities on loan are comprised predominantly of tax-exempt municipal securities, which had a fair value of $901.5 million and $904.4 million at September 30, 2001 and December 31, 2000, respectively.

    Common stockholder's equity decreased to $2,018.5 million at September 30, 2001, from $2,420.1 million at December 31, 2000. This decrease was attributable to the net loss of $496.1 million offset by a $94.5 million increase in accumulated other comprehensive income, net of tax.

    The Company's insurance/reinsurance subsidiaries' statutory surplus decreased to $1,642.8 million at September 30, 2001, from $2,177.1 million at December 31, 2000. This decrease is primarily the result of the losses associated with the events of September 11 and the loss development previously discussed. Operating leverage, as measured by such subsidiaries' premiums-to-surplus ratio, on an annualized basis was 2.14 to 1 and 1.46 to 1 at September 30, 2001, and December 31, 2000, respectively. During the fourth quarter of 2001, Munich Re will provide additional financial support to American Re-Insurance, the Company's principal insurance/reinsurance subsidiary. The financial support will result in a capital contribution in excess of $1.0 billion to American Re-Insurance as well as reinsurance arrangements.

LIQUIDITY AND CAPITAL RESOURCES

    The Company is an insurance holding company whose only material investment is in the capital stock of American Re-Insurance. The Company is dependent on dividends and tax allocation payments, primarily from American Re-Insurance, to meet its short- and long-term liquidity requirements, including its debt service obligations.

    The Company's cash flow from operations may be influenced by a variety of other factors, including cyclical changes in the property and casualty reinsurance market, insurance regulatory initiatives, and changes in general economic conditions. Liquidity requirements are met on a short- and long-term basis by funds provided by operations and from the maturity and the sale of investments. Cash provided by operations primarily consists of premiums collected, investment income, and reinsurance recoverable balances collected, less paid claims (including payments made to commute or settle reinsurance arrangements), retrocession payments, underwriting and interest expenses, QUIPS distributions, and income tax payments. Cash flows provided by operations for the Company were $350.1 million for the nine months ended September 30, 2001, up 39.0% from $251.8 million for the same period in 2000.

    Cash and cash equivalents were $531.1 million and $607.3 million at September 30, 2001, and December 31, 2000, respectively. Cash and short-term investments are maintained for liquidity purposes and represented 6.3% and 7.7%, respectively, of total financial statement investments and cash on such dates.

MARKET AND INTEREST RATE RISK

    The Company is subject to market risk arising from the potential change in the value of its various financial instruments. These changes may be due to fluctuations in interest and foreign exchange rate and equity prices. The major components of market risk affecting the Company are interest rate, foreign currency and equity risk.

    The Company has both fixed and variable (including mortgage backed securities and collateralized mortgage obligations) income investments with a value of $7,225.9 million at September 30, 2001 that are subject to changes in value due to market interest rates. In addition to interest rate and foreign exchange risk, the Company's common equity portfolio of $596.5 million at September 30, 2001, is subject to changes in value based on changes in equity prices, predominantly in the United States. The Company also has a loan from Munich Re of $77.4 million, Senior Notes of $498.5 million, and QUIPS of $237.5 million. The Munich Re loan is a variable rate loan, while the Senior Notes, and QUIPS are fixed rate instruments.

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

    American Re Capital Markets, Inc. ("ARCM") is a party to certain index-based catastrophe swaps with Gold Eagle Capital 2001 Ltd., a special purpose Bermuda company ("Gold Eagle"). Under the terms of the catastrophe swaps, ARCM may receive approximately $120.0 million of potential payments from Gold Eagle in the event of modeled losses arising from three types of certain catastrophic events: Midwest earthquakes, or Eastern and Gulf Coast windstorms, all as specifically defined under the catastrophe swaps ("Catastrophes"). Payment amounts under the catastrophe swaps will be determined based upon an index of modeled insurance industry losses from Catastrophes as calculated by Risk Management Solutions, Inc. American Re Securities Corporation, a subsidiary of the Company, acted as placement agent for Gold Eagle in the placement of catastrophe related securities, called Modeled Index Linked Securities(SM)(ModILS SM), intended to collateralize any potential payments by Gold Eagle to ARCM under the catastrophe swaps. The ModILS(SM) securities are different from other forms of catastrophe-related securities in that the protection they provide is triggered by the size of an index of modeled insurance industry losses from specified types of catastrophic events, not by the actual losses incurred by the Company. The Company adjusts the catastrophe swaps to fair value using a model pricing based upon interest rate spreads above comparable U.S. Treasury investments, applied to a notional value outstanding of $120.0 million.

SAFE HARBOR DISCLOSURE

    The Company has disclosed certain forward-looking statements concerning its operations, economic performance and financial condition, including in particular the impact of the terrorist attacks of September 11, 2001, on the Company's financial condition, the likelihood of the Company's success in developing and expanding its business and the risks related thereto. These statements are based upon a number of assumptions and estimates that are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of the Company, and reflect future business decisions that are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which may cause the Company's results to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Such statements may include, but are not limited to, the identification and development of losses resulting from the terrorist attacks of September 11, 2001, the payment of related losses by our reinsurers, potential government intervention and various other related factors, financial projections and plans for future operations, capital plans, estimates concerning the effects of litigation or other disputes, adverse state or federal legislation or regulation, adverse publicity or news coverage or changes in general economic factors as well as the assumptions for any of the foregoing and are generally expressed with words, such as "believes," "estimates," "expects," "anticipates," "plans," "projects," "forecasts," "goals," "could have," "may have" and similar expressions. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                            AMERICAN RE CORPORATION

                           PART II. OTHER INFORMATION

ITEMS 1 - 4 HAVE BEEN OMITTED AS THEY ARE EITHER INAPPLICABLE OR THE ANSWER IS NEGATIVE.

ITEM 5. OTHER INFORMATION.

    HOLOCAUST VICTIMS INSURANCE LAWS. Several states have enacted legislation pertaining to insurance policies that were issued in Europe to Holocaust victims during the period 1920 through 1945, and legislation on this subject matter is under consideration in other states. Insurance regulators in some of these states have taken actions or threatened to take actions to sanction insurance companies licensed in such states for alleged failure to comply with such laws. Most state insurance regulators have subscribed to a private, non-governmental, voluntary organization named the International Commission on Holocaust Era Insurance Claims ("Holocaust Commission") that is dedicated to identifying and resolving outstanding insurance claims from the Holocaust era for its members. Under some state laws, an insurer's participation in the Holocaust Commission confers certain statutory benefits.

    CALIFORNIA. California has two Holocaust era insurance related statutes. The first purports to permit the suspension of an insurer's license if it or any of its affiliates has failed to pay any claim of Holocaust victims proven to be valid and unpaid. This statute also authorizes the Commissioner to consider an insurer's participation in the Holocaust Commission in deciding whether to suspend the insurer's license. In July, 1999, the California Insurance Department ("CID") initiated an examination and hearing involving the Company's California licensed insurers and Munich Re in order to investigate whether these companies or affiliated companies in Europe had outstanding Holocaust era insurance claims. In October 2001, by agreement of the parties, the administrative proceeding were dismissed.

    The second California statute is the Holocaust Victim Insurance Relief Act of 1999 ("California Registry Law") designed to create a publicly accessible registry of Holocaust era policyholder information. The California Registry Law requires California licensed insurers to report Holocaust era policyholder information in their possession or in the possession of their "related companies," as that term is defined in the California Registry Law. The CID interprets this statute to require information even from companies that are not controlled by the licensed insurers or their parent companies. In March, 2000, American Re-Insurance and the American Insurance Association, an insurance trade association ("AIA"), many of whose members are California licensed insurers, initiated litigation in California challenging the validity of the California Registry Law on constitutional and other grounds. In June, 2000, the U.S. District Court for the Eastern District of California issued a preliminary injunction against the CID from enforcing the California Registry Law. Upon appeal by the CID of that decision, the United States Court of Appeals for the Ninth Circuit, in February, 2001, affirmed the preliminary injunction, but rejected the constitutional basis presented in support of the injunction and remanded the case to the District Court for consideration of the constitutional issue of due process as the basis for injunction. On remand, the District Court again ruled the statute unconstitutional on procedural due process grounds. The AIA and American Re have petitioned the United States Supreme Court for review of the Ninth Circuit's February ruling. CID has appealed the District Court ruling.

    FLORIDA. Florida has enacted a statute ("Florida Holocaust Law") that seeks reports of information on Holocaust era insurance. The Florida Holocaust Law requires Florida licensed insurers to report certain information on insurance policies issued in Europe during the Holocaust era by such licensees and their affiliates. American Re-Insurance and AAIC have no information to report because they did not issue insurance policies in Europe during the relevant time period. However, the companies have timely filed reports disclosing information voluntarily provided by European insurers in which Munich Re has an investment interest. The Florida Insurance Department has issued subpoenas to American Re-Insurance, AAIC, and approximately 40 other insurance companies seeking policyholder information in connection with the Florida Holocaust Law. In November 1999, an unaffiliated company initiated litigation against the Florida Insurance Department challenging the validity of the subpoenas and the constitutionality of the Florida Holocaust Law. In November 2000, the U.S. District Court for the Northern District of Florida held that Florida has no jurisdiction over the matters pertaining to Holocaust era insurance policies issued in Europe, and the Court enjoined Florida from enforcing the Florida Holocaust Law. Florida appealed the District Court ruling. In October 2001, the 11th Circuit Court of Appeals affirmed the District Court ruling.

    NEW YORK. New York has enacted a statute similar to the Florida Holocaust Law. American Re-Insurance and AAIC timely filed reports responsive to the New York law disclosing information voluntarily provided by European insurers in which Munich Re has an investment interest. The New York Insurance Department subsequently requested additional information in connection with Holocaust era insurance, and American Re promptly forwarded these requests to the European insurers which responded directly to the Department. Notwithstanding this, in 2000 the Department threatened to attempt to fine American Re up to $1,000 per day for alleged reporting violations unless Munich Re joins the Holocaust Commission, or agrees to pay alleged Holocaust claims involving companies that Munich Re does not control, or contributes to a humanitarian fund for the benefit of Holocaust survivors. In April 2000, American Re-Insurance received a letter from the Department's Disciplinary Unit that disciplinary action against American Re-Insurance and/or its officers is being considered. American Re has met with department officials to discuss these issues and, to date, no formal administrative action has been taken by the Department.

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

    (a) None

                            AMERICAN RE CORPORATION
                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                             AMERICAN RE CORPORATION(Registrant)

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

    Dated: November 14, 2001